Form 10-Q
period 2021-09-30
Consensus Cloud Solutions, Inc.
filed 2021-11-15
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For transition period from         to
Commission File Number: 001-40750

Consensus Cloud Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1139414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)
700 S. Flower Street, 15th Floor
Los Angeles, California 90017
(Address of principal executive offices)
(323) 860-9200
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.01 par value	CCSI	Nasdaq Stock Market LLC
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒
Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☒	Smaller reporting company	☐
		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 11, 2021, there were approximately 19,902,924 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	September 30, 2021	December 31, 2020
ASSETS
Cash and cash equivalents	$297,792	$128,189
Accounts receivable, net of allowances of $5,139 and $8,432, respectively	37,620	42,244
Prepaid expenses and other current assets	31,919	27,842
Total current assets	367,331	198,275
Property and equipment, net	62,517	59,080
Operating lease right-of-use assets	39,358	55,942
Trade names, net	45,531	45,359
Customer relationships, net	66,214	90,743
Goodwill	875,896	924,496
Other purchased intangibles, net	60,199	49,772
Notes receivable from related parties, non-current	8,772	8,834
Deferred income taxes, non-current	44,500	54,122
Other assets	6,458	4,797
Total assets	$1,576,776	$1,491,420
LIABILITIES AND MEMBER’S EQUITY
Accounts payable and accrued expenses	$64,968	$81,038
Income taxes payable, current	1,989	9,530
Deferred revenue, current	103,725	103,789
Operating lease liabilities, current	7,026	9,813
Other current liabilities	44	496
Total current liabilities	177,752	204,666
Deferred revenue, non-current	15,189	14,440
Operating lease liabilities, non-current	38,020	49,308
Liability for uncertain tax positions	50,888	53,261
Deferred income taxes	30,019	21,395
Other long-term liabilities	28,211	25,808
Total liabilities	340,079	368,878
Commitments and contingencies	—	—
Member’s equity	1,306,218	1,178,508
Accumulated other comprehensive loss	(69,521)	(55,966)
Total member’s equity	1,236,697	1,122,542
Total liabilities and member’s equity	$1,576,776	$1,491,420

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Total revenues	$182,103	$170,248	$528,891	$507,090

Cost of revenues	40,707	38,421	115,860	116,208
Gross profit	141,396	131,827	413,031	390,882
Operating expenses:
Sales and marketing	38,413	28,855	110,807	87,231
Research, development and engineering	8,259	4,886	21,995	16,484
General and administrative	37,262	35,579	104,610	106,850
Goodwill impairment on business	—	—	32,629	—
Total operating expenses	83,934	69,320	270,041	210,565
Income from operations	57,462	62,507	142,990	180,317
Interest expense, net	—	(10,204)	(160)	(30,556)
(Loss) gain on sale of businesses	(24,600)	17,122	(21,798)	17,122
Other income, net	877	14,909	1,408	16,165
Income before income taxes	33,739	84,334	122,440	183,048
Income tax expense	6,515	25,411	20,338	49,714
Net income	$27,224	$58,923	$102,102	$133,334

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Net income	$27,224	$58,923	$102,102	$133,334
Other comprehensive loss, net of tax:
Foreign currency translation adjustment	(8,248)	(4,143)	(13,555)	(11,621)
Other comprehensive loss, net of tax:	(8,248)	(4,143)	(13,555)	(11,621)
Comprehensive income	$18,976	$54,780	$88,547	$121,713

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2021	2020
Cash flows from operating activities:
Net income	$102,102	$133,334
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	48,744	58,362
Amortization of financing costs and discounts	—	1,180
Non-cash operating lease costs	3,991	4,284
Share-based compensation	4,370	4,606
Provision for doubtful accounts	6,562	8,092
Deferred income taxes, net	10,722	3,196
Lease asset impairments	2,157	—
Loss (Gain) on sale of businesses	21,798	(17,122)
Goodwill impairment on business	32,629	—
Changes in fair value of contingent consideration	642	(168)
Foreign currency remeasurement gain	181	(16,295)
Decrease (increase) in:
Accounts receivable	3,546	(4,973)
Prepaid expenses and other current assets	(7,392)	(1,413)
Other assets	(1,119)	2,251
Increase (decrease) in:
Accounts payable and accrued expenses	(13,921)	(21,759)
Income taxes payable	(6,911)	4,084
Deferred revenue	(2,631)	(2,927)
Operating lease liabilities	(6,003)	(2,864)
Liability for uncertain tax positions	(2,374)	7,695
Other long-term liabilities	(704)	732
Net cash provided by operating activities	196,389	160,295
Cash flows from investing activities:
Purchases of property and equipment	(28,280)	(28,897)
Acquisition of businesses, net of cash received	(56,838)	(25,152)
Proceeds from sale of businesses, net of cash divested	48,876	24,353
Proceeds from sale of assets	—	507
Purchases of intangible assets	(1,511)	(101)
Net cash used in investing activities	(37,753)	(29,290)
Cash flows from financing activities:
Notes payable paid to related parties	—	(819)
Deferred payments for acquisitions	(6,267)	(6,521)
Contribution from (distributions to) Parent	21,238	(75,513)
Other	(593)	(886)
Net cash provided by (used in) financing activities	14,378	(83,739)
Effect of exchange rate changes on cash and cash equivalents	(3,411)	1,080
Net change in cash and cash equivalents	169,603	48,346
Cash and cash equivalents at beginning of period	128,189	122,775
Cash and cash equivalents at end of period	$297,792	$171,121

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF MEMBER’S EQUITY
Three and Nine Months Ended September 30, 2021 and 2020
(Unaudited, in thousands)

	Accumulated
	other comprehensive	Member’s	Total
	loss	equity	equity
Balance, July 1, 2020	$(52,351)	$547,053	$494,702
Net income	—	58,923	58,923
Other comprehensive loss, net of tax	(4,143)	—	(4,143)
Share based compensation	—	1,388	1,388
Parent contribution	—	(33,903)	(33,903)
Balance, September 30, 2020	$(56,494)	$573,461	$516,967

	Accumulated
	other comprehensive	Member’s	Total
	loss	equity	equity
Balance, July 1, 2021	$(61,273)	$1,295,005	$1,233,732
Net income	—	27,224	27,224
Other comprehensive income, net of tax	(8,248)	—	(8,248)
Share based compensation	—	1,451	1,451
Parent contribution	—	(17,462)	(17,462)
Balance, September 30, 2021	$(69,521)	$1,306,218	$1,236,697

	Accumulated
	other comprehensive	Member’s	Total
	loss	equity	equity
Balance, January 1, 2020	$(44,873)	$511,034	$466,161
Net income	—	133,334	133,334
Other comprehensive loss, net of tax	(11,621)	—	(11,621)
Share based compensation	—	4,606	4,606
Parent distribution	—	(75,513)	(75,513)
Balance, September 30, 2020	$(56,494)	$573,461	$516,967

	Accumulated
	other comprehensive	Member’s	Total
	loss	equity	equity
Balance, January 1, 2021	$(55,966)	$1,178,508	$1,122,542
Net income	—	102,102	102,102
Other comprehensive loss, net of tax	(13,555)	—	(13,555)
Share based compensation	—	4,370	4,370
Parent contribution	—	21,238	21,238
Balance, September 30, 2021	$(69,521)	$1,306,218	$1,236,697

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
September 30, 2021
(UNAUDITED)

1.    Basis of Presentation

The Company

Consensus Cloud Solutions, Inc., formerly a wholly-owned subsidiary of J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“J2 Global” or the “Parent” or the “Parent Company”), together with its subsidiaries (“Consensus Cloud Solutions” or “Consensus”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves more than one million customers of all sizes, from enterprises to individuals, across over 50 countries and multiple industry verticals including healthcare, education, law and financial services. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Our mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Our communication and interoperability solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, the Parent Company announced that its Board of Directors approved its previously announced separation of the Cloud Fax business (the “Separation”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Parent Company transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services (see Note 16 - Subsequent Events).

Historical J2 Cloud Services, LLC

As of September 30, 2021, J2 Cloud Services, LLC, a wholly-owned subsidiary of J2 Global, together with its subsidiaries (“J2 Cloud Services” or the “Company”), was a leading provider of internet services. J2 Cloud Services provides cloud-based subscription services to consumers and businesses including cloud fax, voice, cybersecurity, privacy and marketing technology.

The financial information and results of operations that are discussed in Item1. Financial Statements, including the notes to the financial statements, principally relate to J2 Cloud Services. Consequently, the discussion included herein relates to J2 Cloud Services as it was comprised as of September 30, 2021, without giving effect to the internal reorganization and other transactions that occurred in connection with the separation and distribution (see Note 16 - Subsequent Events).

Basis for Carve-Out Financial Statements

J2 Cloud Services’ Condensed Consolidated Financial Statements have been prepared on a “carve-out” basis from J2 Global’s Consolidated Financial Statements using the historical results of operations, assets, liabilities, and member’s interests attributable to the legal entities which comprise J2 Cloud Services.

The Condensed Consolidated Financial Statements also include an allocation of certain corporate expenses related to services provided to J2 Cloud Services by J2 Global. These expenses include the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by Parent company personnel to the Company. The cost of these services has been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total J2 Global revenue for the periods presented. Management believes these allocations are a reasonable representation of the cost incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

The interest expense primarily represents interest incurred on J2 Cloud Services’ third-party debt. No interest expense incurred by J2 Global has been allocated to J2 Cloud Services as J2 Global’s third-party debt is not specifically related to J2 Cloud Services’ operations.

Total member’s equity represents J2 Global’s interest in the recorded net assets of J2 Cloud Services, as well as other comprehensive income or loss attributable to J2 Cloud Services.

The accompanying interim Condensed Consolidated Financial Statements are unaudited and do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been reflected in these interim financial statements. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2020, included in the Form 10 Registration Statement filed with the SEC on September 21, 2021, as amended. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Principles of Consolidation

The accompanying Condensed Consolidated Financial Statements include the accounts of J2 Cloud Services and its direct and indirect wholly-owned owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Use of Estimates

The preparation of consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Also, as part of the carve-out process, certain administrative expenses of J2 Global were allocated to J2 Cloud Services. Management believes that such allocations are reasonable; however, the expenses may not be indicative of the actual expenses that would have been incurred by the Company had it been operating as an independent company for the presented periods. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

Allowances for Doubtful Accounts

J2 Cloud Services maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Condensed Consolidated Statements of Income. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Revenue Recognition

J2 Cloud Services recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Topic 606 for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

Sales Taxes

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

The J2 Cloud Services assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of J2 Cloud Services’ use of the acquired assets or the strategy for J2 Cloud Services overall business; and

•Significant negative industry or economic trends;

•Significant decline in the Parent Company’s stock price for a sustained period; and

•The Parent Company’s market capitalization relative to net book value.

If the Company determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

J2 Cloud Services assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. During the three and nine months ended September 30, 2021, J2 Cloud Services recorded an impairment of certain operating right-of-use assets (see Note 8 - Leases). No impairment was recorded in the three and nine months ended September 30, 2020.

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

Business Combinations and Valuation of Goodwill and Intangible Assets

The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and liabilities assumed in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the second quarter of 2021, the Company recorded an impairment to goodwill associated with the plan to sell the Company’s B2B Backup business (see Note 5 – Dispositions). No impairment was recorded in the third quarter of 2021 and 2020. In the first quarter of 2021, the Company changed the annual goodwill impairment assessment date from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principle.

Contingent Consideration

Certain of J2 Cloud Services acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon the Company’s valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the Condensed Consolidated Balance Sheets. J2 Cloud Services considers several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of the Company’s acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of the Company’s other key employees. The contingent earn-out payments are not affected by employment termination.

J2 Cloud Services measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in J2 Cloud Services’ Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

J2 Cloud Services reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of J2 Cloud Services’ contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Condensed Consolidated Statements of Income.

Income Taxes

J2 Cloud Services is included in the federal consolidated and state combined income tax returns with the Parent and its other subsidiaries. For purposes of these condensed consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. In addition, J2 Cloud Services’ income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. J2 Cloud Services establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. J2 Cloud Services adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

J2 Cloud Services accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities be recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. J2 Cloud Services recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its condensed consolidated statements of income.

In addition, on March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (CARES) Act” was enacted into law and provides for changes to various tax laws that impact businesses. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

The CARES Act also appropriated funds for the Small Business Administration (“SBA”) Paycheck Protection Program (“PPP”) loans that are forgivable in certain situations to promote continued employment, as well as Economic Injury Disaster Loans to provide liquidity to small businesses harmed by COVID-19. The Company did not seek to borrow any funds under the program. However, as a result of an acquisition that closed during the quarter ended December 31, 2020, the Company assumed outstanding PPP loans that had started the process of being forgiven prior to the closing of the acquisition. During the second quarter of 2021, the Company received approval from the SBA to forgive the entire amount of the outstanding PPP Loan. The amount forgiven did not have a significant impact to the Company’s financial statements. The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company will benefit from the technical correction to tax depreciation related to qualified improvement property and has elected to defer income tax payments and employer side social security payments where eligible.

Share-Based Compensation

J2 Cloud Services’ share-based compensation is allocated from the Parent for relevant employees and non-employees on a monthly basis. J2 Cloud Services accounts for share-based awards in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”) and in the same manner as awards issued by the Parent except the shares issued are the Parent’s and not the Company’s. Accordingly, J2 Cloud Services measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, J2 Cloud Services may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of the Company’s employees.

Earnings Per Common Share (“EPS”)

Prior to the spin-off, the J2 Cloud Services limited liability company agreement did not provide for units or shares to quantify equity ownership. Rather, capital accounts were used to track contributions and distributions made by each of the limited liability members. In light of the foregoing, there is no quantifiable amount of equity securities outstanding during the periods ended September 30, 2021 and 2020 and, as a result, EPS cannot be computed and presented for those periods.

Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segments are based on the organization structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. In accordance with the aggregation criteria within ASC Topic 280, the Company’s operating segments have been aggregated into two reportable segments: (i) Fax and Martech and (ii) Voice, Backup, Security, and Consumer Privacy and Protection.

2.Recent Accounting Pronouncements

In December 2019, the FASB issued ASU No. 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes. The amendments in this ASU simplify the accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The amendments also improve consistent application of and simplify GAAP for other areas of Topic 740 by clarifying and amending existing guidance. The Company adopted this ASU in the first quarter of 2021 and has identified no material effect on its financial statements or disclosures.

In January 2020, the FASB issued ASU No. 2020-01, Investments - Equity Securities (Topic 321), Investment - Equity Method and Joint Ventures (Topic 323), and Derivatives and Hedging (Topic 815): Clarifying the Interactions between Topic 321, Topic 323, and Topic 815. The amendments in this ASU clarify certain interactions between the guidance to account for certain equity securities under Topic 321, the guidance to account for investments under the equity method of accounting in Topic 323, and the accounting for certain forward contracts and purchased options under Topic 815. This ASU identifies two main areas for improvement: (1) accounting for certain equity securities upon the application or discontinuation of the equity method of accounting and (2) scope considerations for forward contracts and purchased options on certain securities. The amendment states, as it is related to the first area of improvement, that an entity should consider observable transactions that require it to either apply or discontinue the equity method of accounting for the purposes of applying the measurement alternative in accordance with Topic 321 immediately before applying or upon discontinuing the equity method. The amendment also states, as it is relates to forward contracts and purchased options on certain securities, an entity should consider certain criteria to determine the accounting for those forward contracts and purchased options. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. LIBOR is expected to phased out by 2021. The amendments in this ASU are effective as of March 12, 2020 through December 31, 2022. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2021. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements. The amendments in this ASU improve the consistency of the codification and reorganize the guidance into appropriate sections providing less opportunities for disclosures to be missed. The amendments in this update do not change GAAP and are not expected to result in a significant change in practice. The amendments in this ASU are effective for fiscal years beginning after December 15, 2020. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including the interim periods within those fiscal years. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

3.Revenues

The Company’s revenues substantially consist of monthly recurring subscription and usage-based fees, the majority of which are paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Historically, along with its numerous proprietary Cloud Services solutions, the Company also generates revenues by reselling various third-party solutions, primarily through its email security and online backup lines of business. These third-party solutions, along with the Company’s proprietary products, allowed it to offer customers a variety of solutions to better meet their needs. The Company recorded revenue on a gross basis with respect to reseller revenue because the Company has control of the specified good or service prior to transferring control to the customer.

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cloud Services
Subscription	$182,011	$170,233	$528,616	$507,021
Other	92	15	275	69
Total Cloud Services revenues	$182,103	$170,248	$528,891	$507,090

Timing of revenue recognition
Point in time	$69	$131	$294	$278
Over time	182,034	170,117	528,597	506,812
Total	$182,103	$170,248	$528,891	$507,090

The Company has recorded $19.3 million and $18.7 million of revenue for the three months ended September 30, 2021 and 2020, respectively, and $92.7 million and $87.7 million for the nine months ended September 30, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of September 30, 2021, the Company acquired $6.4 million of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price.

The Company satisfies its performance obligations upon delivery of services to its customers. Payment terms vary by type and location of the Company’s customers and the services offered. The term between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

Significant Judgments

In determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the standalone selling price for each distinct performance obligation.

Performance Obligations Satisfied Over Time

The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based and include fax, voice, backup, security, CPP, and email marketing products where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when any of the following materially distinct performance obligations are satisfied:

•Faxing capabilities are provided
•Voice services are delivered
•Email Marketing services are delivered
•Consumer privacy services are provided
•Security solutions, including email and endpoint are provided
•Online data backup capabilities are provided

The Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period and believes that the method used is a faithful depiction of the transfer of goods and services.

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for the services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business J2 Cloud Services operate which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid on the issuance or renewal of the customer contract. As a practical expedient, for amortization periods which are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

In addition, the Company partners with various affiliates in order to generate a portion of its revenue for certain lines of business. The commissions earned by the Company’s affiliates are incentive based and are paid based on the acquisition of new customers in a given period. For those customers with amortization periods determined to be greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

Revenues Invoiced

The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4.    Business Acquisitions

The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology, and acquire skilled personnel.

On June 4, 2021, the Company completed the acquisition of the shares of SEOmoz a Seattle-based provider of search engine optimization (“SEO “) solutions, paying the purchase price in cash.

The Condensed Consolidated Statement of Income since the date of acquisition and balance sheet as of September 30, 2021, reflect the results of operations of this 2021 acquisition. For the nine months ended September 30, 2021, this acquisition contributed $14.4 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration for this transaction was $66.5 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for this acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,901
Prepaid expenses and other current assets	1,568
Property and equipment	1,838
Operating lease right-of-use assets, noncurrent	5,888
Trade names	7,200
Customer relationships	5,000
Goodwill	41,152
Other intangibles	21,607
Accounts payable and accrued expenses	(2,366)
Deferred revenue	(6,398)
Operating lease liabilities, noncurrent	(7,191)
Deferred tax liability	(4,936)
Other long-term liabilities	(786)
Total	$66,477

During the nine months ended September 30, 2021, the purchase price accounting has been finalized for EDC Systems Inc. (operating under the name “SRFax”) and Inspired eLearning. The initial accounting for the 2021 acquisition is incomplete and subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital and related tax items.

During the nine months ended September 30, 2021, the Company recorded adjustments to the initial working capital and to the purchase accounting due to the finalization of prior period acquisitions in the Voice, Backup, Security and CPP businesses which resulted a net increase in goodwill of $0.5 million (see Note 7 - Goodwill and Intangible Assets). Such adjustments had an immaterial impact on the amortization expense within the Condensed Consolidated Statement of Income for the nine months ended September 30, 2021.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the nine months ended September 30, 2021 is $41.2 million, of which none is expected to be deductible for income tax purposes.

Pro Forma Financial Information for SEOmoz Acquisition

The following unaudited pro forma supplemental information is based on estimates and assumptions that the Company believes to be reasonable. However, this information is not necessarily indicative of the Company’s consolidated results of income in future periods or the results that actually would have been realized had the Company and the acquired businesses been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from these business acquisitions had they occurred on January 1, 2020. This unaudited pro forma supplemental information includes incremental intangible asset amortization and other charges as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and its 2021 acquisition as if the acquisition had occurred on January 1, 2020 (in thousands):

	Nine Months Ended September 30,
	2021	2020
	(unaudited)	(unaudited)
Revenues	$550,268	$543,901
Net income	$105,748	$133,380

5.     Dispositions

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. Such assets were recorded within the Voice, Backup, Security, and CPP reportable segment. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. For the nine months ended September 30, 2021, the total gain recognized on the sale was $2.8 million which was recorded in (loss) gain sale of businesses on the Condensed Consolidated Statement of Income.

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The business was recorded within the Voice, Backup, Security, and CPP reportable segment. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business. Management determined that the fair value of the business less cost to sell was lower than its carrying amount, and as a result, the Company recorded an impairment to goodwill of $32.6 million during the second quarter of 2021, which was recorded in Goodwill impairment of business on the Condensed Consolidated Statement of Income (see Note 7 - Goodwill and Intangible Assets). On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. For the three and nine months ended September 30, 2021, the total loss recognized on the sale was $24.6 million which was recorded in (loss) gain on sale of business on the Condensed Consolidated Statement of Income.

6.    Fair Value Measurements

The Company complies with the provisions of ASC 820, which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

§	Level 1 – Observable inputs that reflect quoted prices (unadjusted) for identical assets or liabilities in active markets.

§	Level 2 – Observable inputs other than quoted prices in active markets for identical assets and liabilities, quoted prices for identical or similar assets or liabilities in inactive markets, or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

§	Level 3 – Unobservable inputs which are supported by little or no market activity.

The fair value hierarchy also requires an entity to maximize the use of observable inputs and minimize the use of unobservable inputs when measuring fair value.

The Company’s money market funds are classified within Level 1. The Company values these Level 1 investments using quoted market prices.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. Significant increases or decreases in either of the inputs in isolation would result in significantly lower or higher fair value measurement.

The input used in connection with the current contingent consideration arrangements is forecasted revenues which are compared to the revenue thresholds determined in each contingent arrangement. Based on this revenue comparison, the Company assesses whether it expects a contingent payment to occur. If such payment is expected, the fair value of the contingent consideration will be the expected payment.

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

September 30, 2021	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Liabilities:
Contingent consideration	$—	$—	$783	$783	$783
Total liabilities measured at fair value	$—	$—	$783	$783	$783

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Liabilities:
Contingent consideration	$—	$—	$4,969	$4,969	$4,969
Total liabilities measured at fair value	$—	$—	$4,969	$4,969	$4,969

The following table presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2021	$4,969
Contingent consideration	—
Total fair value adjustments reported in earnings	642	General and administrative
Contingent consideration payments	(4,828)	Not Applicable
Balance as of September 30, 2021	$783

In connection with the Company’s acquisition activity, contingent consideration of up to $0.8 million may be payable upon achieving certain future revenue thresholds and had a combined fair value of $0.8 million and $5.0 million at September 30, 2021 and December 31, 2020, respectively. Due to achievement of certain thresholds, $4.8 million was paid in the first nine months of 2021.

During the nine months ended September 30, 2021, the Company recorded a decrease in the fair value of the contingent consideration of $0.6 million and reported such decrease in general and administrative expenses.

7.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from 1 year to 20 years.

The changes in carrying amounts of goodwill for the nine months ended September 30, 2021 are as follows (in thousands):

	Fax and Martech	Voice, Backup, Security and CPP	Total Cloud Services
Balance as of January 1, 2021	$425,471	$499,025	$924,496
Goodwill acquired (Note 4)	41,152	—	41,152
Goodwill removed due to sale of a businesses (1)	—	(50,276)	(50,276)
Goodwill impairment (2)	—	(32,629)	(32,629)
Purchase accounting adjustments (3)	—	505	505
Foreign exchange translation	(3,462)	(3,890)	(7,352)
Balance as of September 30, 2021	$463,161	$412,735	$875,896

(1) On February 9, 2021, in a cash transaction, the Company sold certain of its Voice assets in the United Kingdom which resulted in $1.3 million of goodwill being removed in connection with this sale and on September 17, 2021, the Company sold certain of its B2B Backup assets which resulted in $49.0 million of goodwill being removed in connection with the sale (see Note 5 - Dispositions).

(2) During the nine months ended September 30, 2021, the Company had an impairment to goodwill of $32.6 million in connection with certain B2B Backup assets.

(3) Purchase accounting adjustments relate to measurement period adjustments to goodwill in connection with prior business acquisitions (see Note 4 - Business Acquisitions).

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2021 and December 31, 2020 as follows (in thousands):

	September 30, 2021	December 31, 2020
Trade names	$27,412	$27,460
Other	4,317	4,329
Total	$31,729	$31,789

Intangible Assets Subject to Amortization:

As of September 30, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	6.3 years	$42,606	$24,487	$18,119
Patent and patent licenses	2.0 years	9,755	9,715	40
Customer relationships (1)	8.9 years	299,602	233,388	66,214
Other purchased intangibles	4.5 years	114,577	58,735	55,842
Total		$466,540	$326,325	$140,215

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

    As of December 31, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	7.3 years	$49,508	$31,609	$17,899
Patent and patent licenses	2.1 years	9,759	9,626	133
Customer relationships (1)	7.5 years	390,075	299,332	90,743
Other purchased intangibles	4.4 years	96,361	51,051	45,310
Total		$545,703	$391,618	$154,085

(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first 4 to 5 years, despite the overall life of the asset.

Amortization expense, included in general and administrative expense, approximated $12.3 million and $11.8 million for the three months ended September 30, 2021 and 2020, respectively, and $36.8 million and $48.1 million for the nine months ended September 30, 2021 and 2020, respectively. Estimated amortization expense for the remainder of fiscal year 2021 and succeeding years is as follows:

Fiscal Year:	(in thousands)
2021 (Remainder)	$13,478
2022	37,940
2023	34,291
2024	14,672
2025	16,106
Thereafter	23,728
Total	$140,215

8.    Leases

The Company leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years. Some of the Company’s leases include options to terminate within one year.

For the first nine months of 2021, the Company recorded impairments of $2.2 million on its operating lease right of use assets primarily related to exiting certain lease space. The Company regularly evaluates its office space requirements in light of more of its workforce working from home as part of a permanent “remote” or “partial remote” work model. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represent Level 3 unobservable inputs. The impairments are presented in general and administrative expenses on the Condensed Consolidated Statements of Income. No impairment was recorded in the three and nine months ended September 30, 2020.

In certain agreements in which the Company leases office space where the Company is the tenant, it subleases the site to various other companies through a sublease agreement.

Finance leases are not material to the Company’s Condensed Consolidated Financial Statements and are therefore not included in the disclosures below.

The components of lease expense were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020

Operating lease cost	$2,126	$3,041	$7,213	$9,054
Short-term lease cost	676	185	2,121	605
Total lease cost	$2,802	$3,226	$9,334	$9,659

Supplemental balance sheet information related to leases was as follows (in thousands):

	September 30, 2021	December 31, 2020
Operating leases
Operating lease right-of-use assets	$39,358	$55,942
Total operating lease right-of-use assets	$39,358	$55,942

Operating lease liabilities, current	$7,026	$9,813
Operating lease liabilities, noncurrent	38,020	49,308
Total operating lease liabilities	$45,046	$59,121

Supplemental cash flow information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2021	2020

Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$7,935	$7,180
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$7,191	$7,364

Other supplemental operating lease information consists of the following:

	September 30, 2021	December 31, 2020

Operating leases:
Weighted average remaining lease term	7.4 years	7.2 years
Weighted average discount rate	4.19%	4.17%

Maturities of operating lease liabilities as of September 30, 2021 were as follows (in thousands):

Operating Leases
Fiscal Year:
2021 (remainder)	$2,137
2022	7,501
2023	6,163
2024	5,746
2025	5,538
Thereafter	28,877
Total lease payments	$55,962
Less: Imputed interest	10,916
Present value of operating lease liabilities	$45,046

Significant Judgments

Discount Rate

The majority of the Company’s leases are discounted using the Company’s incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate each quarter for collateralized loans with a maturity similar to the lease term.

Options

The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Practical Expedients

As a practical expedient, the Company has not separated lease components from nonlease components for its real property operating leases. Certain of the Company’s leases contain nonlease components such as maintenance and certain utility costs.

In addition, the Company elected and applied the available transition practical expedients upon adoption. By electing these practical expedients, the Company did:

•not reassess whether expired or existing contracts contain leases under the new definition of a lease;
•not reassess lease classification for expired or existing leases; and
•not reassess whether previously capitalized initial direct costs would qualify for capitalization under Topic 842.

9.    Commitments and Contingencies

Litigation

From time to time, the Company and its affiliates are involved in litigation and other legal disputes or regulatory inquiries that arise in the ordinary course of business. Any claims or regulatory actions against the Company and its affiliates, whether meritorious or not, could be time consuming and costly, and could divert significant operational resources. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief.

The Company does not believe, based on current knowledge, that the foregoing legal proceedings or claims, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. However, depending on the amount and timing, an unfavorable resolution of some or all of these matters could have a material effect on the Company’s consolidated financial position, results of operations, or cash flows in a particular period.

The Company has not accrued for any material loss contingencies relating to these legal proceedings because materially unfavorable outcomes are not considered probable by management. It is the Company’s policy to expense as incurred legal fees related to various litigations.

Non-Income Related Taxes

The Company does not collect and remit sales and use, telecommunication, or similar taxes and fees in certain jurisdictions where the Company believes that such taxes are not applicable or legally required. Several states and other taxing jurisdictions have presented or threatened the Company with assessments, alleging that the Company is required to collect and remit such taxes there.

The Company is currently under audit or is subject to audit for indirect taxes in various states, municipalities and foreign jurisdictions. The Company has a $23.5 million and $22.5 million reserve established for these matters which is included in accrued expenses and other long-term liabilities on the Condensed Consolidated Balance Sheets at September 30, 2021 and December 31, 2020, respectively. It is reasonably possible that additional liabilities could be incurred resulting in additional expense, which could have a material impact on the Company’s financial results.

10.    Income Taxes

The Company is included in the federal consolidated and state combined income tax returns with the Parent and its other subsidiaries. For purposes of these financial statements, the Company’s taxes were determined using the separate return method, as if the Company filed separate tax returns. Accordingly, income tax amounts computed under this method (including deferred taxes and net operating loss carryforwards) may differ from amounts included in the Parent’s historical consolidated provision.

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 19.3% and 30.1% for the three months ended September 30, 2021 and 2020, respectively. The Company’s effective tax rate was 16.6% and 27.2% for the nine months ended September 30, 2021 and 2020, respectively. The Company’s decreased rate during the nine months ended September 30, 2021 is primarily due to the recognition of a tax benefit of $13.4 million from the disposition and impairment of the B2B Backup business unit and a net reduction in its reserve for uncertain tax positions recorded with no similar event for the nine months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recognized an increase in tax expense related to the sale of certain foreign subsidiaries in Australia and New Zealand related to its Voice business unit.

Income before income taxes included income from domestic operations of $41.3 million and $77.0 million for the nine months ended September 30, 2021 and 2020, respectively, and income from foreign operations of $81.2 million and $106.0 million for the nine months ended September 30, 2021 and 2020, respectively.

As of September 30, 2021 and December 31, 2020, the Company had $50.9 million and $53.3 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Cash paid for income taxes net of refunds received was $13.5 million and $15.0 million for the nine months ended September 30, 2021 and 2020, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid tax payments were zero and $1.6 million at September 30, 2021 and December 31, 2020, respectively.

Income Tax Audits:

The Company is in various stages of audit by the U.S. Internal Revenue Service (“IRS”) for its 2012 through 2016 tax years. On February 24, 2021, the Company received a Notice of Deficiency for tax years 2012 through 2014 which disallowed certain deductions for domestic production. The Company disagrees with the Notice and filed a petition to appeal on May 24, 2021. As of September 30, 2021, the audits are ongoing.

J2 Global is under income tax audit by the California Franchise Tax Board (the “FTB”) for its tax years 2012 and 2013. The FTB, however, has suspended its audit for 2012 and 2013 pending the outcome of the IRS audit for such tax years. In August 2018, the FTB notified the Company that it will commence an audit of tax years 2015 and 2016. As of September 30, 2021, the audits are ongoing.

In June 2019, the New York State Department of Taxation and Finance (“NYS”) notified the Company that it will commence an audit for tax year 2015. In April 2020, the NYS notified the Company that it will also commence an audit for tax years 2016 and 2017. As of September 30, 2021, the audits are ongoing.

It is reasonably possible that these audits may conclude in the next 12 months and that the uncertain tax positions the Company has recorded in relation to these tax years may change compared to the liabilities recorded for these periods. If the recorded uncertain tax positions are inadequate to cover the associated tax liabilities, the Company would be required to record additional tax expense in the relevant period, which could be material. If the recorded uncertain tax positions are adequate to cover the associated tax liabilities, the Company would be required to record any excess as a reduction in tax expense in the relevant period, which could be material. However, it is not currently possible to estimate the amount, if any, of such change.

11.    Share Based Compensation

J2 Cloud Services records share-based compensation expense for Parents’ share-based awards granted to its employees and non-employees for services provided. Share-based compensation expense is allocated from the Parent for each relevant employee on a monthly basis. The following disclosures relate to the Parents’ 2007 Stock Plan (the “2007 Plan”), 2015 Stock Option Plan (the “2015 Plan”) and 2001 Employee Stock Purchase Plan (the “Purchase Plan”). Such disclosures relate to grants of Parents’ stock-based awards and are not related to any grants of J2 Cloud Services, LLC share-based awards. Each plan is described below.

The 2007 Plan provides for the granting of Parents’ incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units and other share-based awards. 4,500,000 shares of J2 Global common stock are authorized to be used for 2007 Plan purposes. Options under the 2007 Plan may be granted at exercise prices determined by the Parent’s Board of Directors, provided that the exercise prices shall not be less than the fair market value of J2 Global’s common stock on the date of grant for incentive stock options and not less than 85% of the fair market value of J2 Global’s common stock on the date of grant for non-statutory stock options. As of September 30, 2021, 7,000 shares underlying options and zero shares of restricted units were outstanding under the 2007 Plan. The 2007 Plan terminated on February 14, 2017.

The 2015 Plan provides for the granting of Parents’ incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. 4,200,000 shares of J2 Global common stock are authorized to be used for 2015 Plan purposes. Options under the 2015 Plan may be granted at exercise prices determined by the Parent’s Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of J2 Global’s common stock subject to the option on the date the option is granted. As of September 30, 2021, 400,000 shares underlying options and 246,018 shares of restricted stock units were outstanding under the 2015 Plan.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section 162(m).

Stock Options

The following table represents stock option activity for the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Exercise Price	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	475,601	$69.61
Granted	—	—
Exercised	(68,601)	42.08
Canceled	—	—
Outstanding at September 30, 2021	407,000	$74.25	6.2	$25,385,630
Exercisable at September 30, 2021	157,000	$73.00	6.0	$9,988,130
Vested and expected to vest at September 30, 2021	346,640	$74.11	6.1	$21,668,058

The total intrinsic values of options exercised during the nine months ended September 30, 2021 and 2020 were $5.6 million and $3.0 million, respectively.

The Parent recognized $0.2 million and $0.2 million of compensation expense related to stock options for the three months ended September 30, 2021 and 2020, respectively, and $0.6 million and $0.7 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, unrecognized stock compensation related to non-vested stock options granted under each of the share-based compensation plans approximated $5.1 million and $5.8 million, respectively. Unrecognized stock compensation expense related to non-vested stock options granted under these plans is expected to be recognized ratably over a weighted-average period of 4.3 years (i.e., the remaining requisite service period).

Fair Value Disclosure

The Parent uses the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Parent’s common stock. The Parent estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Parent uses an annualized dividend yield based upon the per share dividends declared by the Parent’s Board of Directors. Estimated forfeiture rates were 12.4% and 11.8% as of September 30, 2021 and 2020, respectively.

 Restricted Stock and Restricted Stock Units

The Parent has awarded restricted stock and restricted stock units to Parent’s Board of Directors and senior staff pursuant to certain share-based compensation plans. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Parent’s Board of Directors, four or five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer.
Restricted Stock Awards with Market Conditions

The Parent has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Parent’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Parent achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2021 and 2020, the Parent awarded 73,094 and 82,112 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the nine months ended September 30, 2021 and 2020 were $94.40 and $70.99, respectively.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	September 30, 2021	September 30, 2020
Underlying stock price at valuation date	$113.27	$91.17
Expected volatility	30.3%	27.0%
Risk-free interest rate	1.3%	0.7%

Restricted stock award activity for the nine months ended September 30, 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	820,566	$62.66
Granted	—	—
Vested	(421,923)	62.47
Canceled	(3,277)	82.96
Nonvested at September 30, 2021	395,366	$61.62

Restricted stock unit award activity for the nine months ended September 30, 2021 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	209,784
Granted	164,257
Vested	(124,761)
Canceled	(3,262)
Outstanding at September 30, 2021	246,018	3.2	$33,610,979
Vested and expected to vest at September 30, 2021	170,143	2.5	$23,244,890

The Parent recognized $5.7 million and $5.1 million of compensation expense related to restricted stock, restricted stock units and market-based restricted stock for the three months ended September 30, 2021 and 2020, respectively, and $16.4 million and $16.4 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021 and December 31, 2020, the Parent had unrecognized share-based compensation cost of approximately $37.3 million and $38.6 million, respectively, associated with these awards. This cost is expected to be recognized over a weighted-average period of 3.6 for awards and 4.1 for units.

Employee Stock Purchase Plan

The Purchase Plan provides for the issuance of a maximum of two million shares of the Parent’s common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of J2 Global common stock at certain plan-defined dates. The price of the J2 Global common stock purchased under the Purchase Plan for the offering periods is equal to 85% of the lesser of the fair market value of a share of common stock of the Parent on the beginning or the end of the offering period.

The Parent determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Parent to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Parent used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Parent’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Parent uses an annualized dividend yield based upon the per share dividends declared by Parent’s Board of Directors. Estimated forfeiture rates were 11.15% and 16.50% as of September 30, 2021 and 2020, respectively. The increase in forfeiture rate comes as a result of the Purchase Plan being offered to all employees regardless of employment location.

For the nine months ended September 30, 2021 and 2020, 58,145 and 53,694 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of J2 Global common stock under the Purchase Plan was $4.2 million and $3.3 million for the nine months ended September 30, 2021 and 2020, respectively. As of September 30, 2021, 1,346,794 shares were available under the Purchase Plan for future issuance.

The Parent recognized $0.8 million and $0.5 million of compensation expense related to the Purchase Plan for the three months ended September 30, 2021 and 2020, respectively, and $2.1 million and $1.5 million for the nine months ended September 30, 2021 and 2020, respectively.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	September 30, 2021	September 30, 2020
Risk-free interest rate	0.06%	0.13%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	35.62%	23.95%
Weighted average volatility	35.62%	23.95%

J2 Cloud Services

Share-based compensation expense recognized at J2 Cloud Services for the three months ended September 30, 2021 and 2020 was $1.5 million and $1.4 million, respectively, and $4.4 million and $4.6 million for the nine months ended September 30, 2021 and 2020, respectively.

During the nine months ended September 30, 2021 and 2020, the Parent granted zero and zero performance stock awards to employees of J2 Cloud Services, respectively.

During the nine months ended September 30, 2021 and 2020, the Parent granted 13,447 and 16,812 performance stock units to employees of J2 Cloud Services, respectively.

During the nine months ended September 30, 2021 and 2020, the Parent granted zero and zero restricted stock awards to employees of J2 Cloud Services, respectively.

During the nine months ended September 30, 2021 and 2020, the Parent granted 13,883 and 24,339 restricted stock units to employees of J2 Cloud Services, respectively.

12.    Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. In accordance with the aggregation criteria within ASC Topic 280, the Company’s operating segments have been aggregated into two reportable segments: (i) Fax and Martech; and (ii) Voice, Backup, Security, and Consumer Privacy and Protection.

The Company’s business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with minor seasonal weakness in the fourth quarter.
The accounting policies of the businesses are the same as those described in Note 1 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses

Information on reportable segments and reconciliation to the Condensed Consolidated Statements of Income is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenue by reportable segment:
Fax and Martech	$114,648	$98,044	$320,829	$286,687
Voice, Backup, Security, and CPP	67,455	72,204	208,062	220,403
Total revenues	182,103	170,248	528,891	507,090

Gross profit by reportable segment:
Fax and Martech	$91,993	$81,435	$261,742	$238,149
Voice, Backup, Security, and CPP	49,403	50,392	151,289	152,733
Total gross profit	141,396	131,827	413,031	390,882

Direct costs by reportable segment (1):
Fax and Martech	$44,556	$30,482	$114,519	$90,988
Voice, Backup, Security, and CPP	39,378	38,838	155,522	119,577
Total direct costs (1)	83,934	69,320	270,041	210,565

Operating income (loss) by reportable segment:
Fax and Martech	$47,437	$50,953	$147,223	$147,161
Voice, Backup, Security, and CPP	10,025	11,554	(4,233)	33,156
Total income from operations	$57,462	$62,507	$142,990	$180,317

(1) Direct costs for each segment include other operating expenses that are directly attributable to the segment, such as employee compensation expense, local sales and marketing expenses, engineering and network operations expense, depreciation and amortization and other administrative expenses.

The CODM does not use Balance Sheet and Cash Flow information in connection with operating and investment decisions. Accordingly, the following segment information is presented (in thousands).

	September 30, 2021	December 31, 2020
Assets:
Cloud Services	$1,577	$1,491

	Nine Months Ended September 30,
	2021	2020
Capital expenditures:
Cloud Services	$28,280	$28,897

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Depreciation and amortization:
Cloud Services	$16,082	$20,532	$48,744	$58,362

The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
United States	$137,225	$121,417	$391,349	$360,473
Canada	19,574	17,728	58,338	51,298
Ireland	7,192	9,427	25,558	28,512
All other countries	18,112	21,676	53,646	66,807
	$182,103	$170,248	$528,891	$507,090

	September 30, 2021	December 31, 2020
Long-lived assets:
United States	$209,789	$210,367
All other countries	32,456	58,740
Total	$242,245	$269,107

13.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the three months ended September 30, 2021 (in thousands):

Foreign Currency Translation
Balance as of July 1, 2021	$(61,273)
Other comprehensive loss	(8,248)
Net increase in other comprehensive loss	(8,248)
Balance as of September 30, 2021	$(69,521)
The following table summarizes the changes in accumulated balances of other comprehensive loss, net of tax, for the nine months ended months ended September 30, 2021 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2021	$(55,966)
Other comprehensive loss	(13,555)
Net increase in other comprehensive loss	(13,555)
Balance as of September 30, 2021	$(69,521)

14.    Related Party Transactions

Parent contributions and distributions

In order to pay certain operating costs, income taxes and to fund certain acquisitions, the Company may enter into intercompany and related party transactions with the Parent, or other subsidiaries of the Parent, during the year. Certain intercompany balances in connection with operating costs, income taxes and to fund certain acquisitions are recorded as a contribution from Parent or a distribution to Parent within Member's Equity. As of December 31, 2020, in connection with certain operating costs provided by the Parent or other subsidiaries of the Parent, the Company had a related party payable balance of $13.3 million which is included in accounts payable and accrued expenses on the Condensed Consolidated Balance Sheet. During the second quarter of 2021, management determined the balance will not be repaid and was converted to a contribution from Parent. Intercompany notes on the accompanying Condensed Consolidated Balance Sheets reflect amounts payable or receivable from the Parent or other affiliated entities.

Notes receivable
In August 2018, the Company entered into a loan agreement with Ziff Davis International Ltd., a subsidiary of the Parent’s Digital Media division, for the amount up to £20.0 million British pounds, which is equivalent to $27.7 million U.S. dollars. The loan matures the earlier of (i) the dissolution or insolvency of the Borrower, or (ii) Borrower’s event of default; or (iii) the date on which any of Borrower’s representations or warranties become materially false, or (iv) August 31, 2023 and bears interest at a rate of 3.0% per annum. As of September 30, 2021 and December 31, 2020, the principal amount outstanding on the loan was £6.5 million British pounds, which is equivalent to $8.8 million, respectively in U.S. dollars.

15.    Subsequent Events

Consensus Cloud Solutions, Inc. Spin-Off

On October 7, 2021, the Separation of Consensus into an independent publicly traded company was completed and J2 Global transferred J2 Cloud Services, LLC to Consensus Cloud Solutions, Inc. who in turn transferred the non-fax assets and liabilities back to J2 Global such that Consensus was left with the cloud fax business. The Separation was achieved through J2 Global’s distribution of 80.1% of the shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. J2 Global’s stockholders of record received one share of Consensus common stock for every three shares of J2 Global’s common stock. On October 8, 2021, Consensus began trading on Nasdaq under the stock symbol “CCSI”. Ziff Davis, Inc. (“Ziff Davis”) (formerly J2 Global, Inc.) retained a 19.9% interest in Consensus following the Separation.

In connection with the Separation and Distribution, on October 7, 2021, Consensus entered into various agreements with Ziff Davis contemplated by the Separation and Distribution Agreement to provide a framework for Consensus’s relationship with Ziff Davis after the Separation and Distribution, including the following agreements:

a.A Separation and Distribution Agreement;
b.A Transition Services Agreement
c.A Tax Matters Agreement
d.An Employee Matters Agreement
e.An Intellectual Property License Agreement
f.A Stockholder and Registration Rights Agreement

Indentures for 2026 Notes and 2028 Notes

In connection with the Distribution, on October 7, 2021, Consensus issued $305 million of 6.0% senior notes due 2026 (the “2026 Notes”) and $500 million of 6.5% senior notes due 2028 (the “2028 Notes”). The 2026 Notes were issued pursuant to an Indenture, dated as of October 7, 2021, by and between Consensus and Wilmington Trust, National Association, as trustee (the “2026 Indenture”), and the 2028 Notes were issued pursuant to an Indenture, dated as of October 7, 2021, by and between Consensus and Wilmington Trust, National Association, as trustee (the “2028 Indenture”).

On October 7, 2021, in exchange for the equity interest in Consensus, Consensus paid Ziff Davis approximately $269.6 million of cash and issued $500.0 million of the senior notes due 2028 to Ziff Davis.

Facility lease

On October 28, 2021, J2 Global (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regards to the lease which was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”), the lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the Lease by the Assignor to Assignee.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “anticipates,” “believes,” “estimates,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and under the heading “Risk Factors” in our information statement, dated September 23, 2021 (the “Information Statement”), which was filed as Exhibit 99.1 to Amendment No. 3 to Consensus’s Registration Statement on Form 10 filed on September 21, 2021 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy and the related impact on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
◦Maintain and increase our customer base and average revenue per user;
◦Generate sufficient cash flow to make interest and debt payments, reinvest in our business, and pursue desired activities and businesses plans while satisfying restrictive covenants relating to debt obligations;
◦Acquire businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;
◦Continue to expand our Cloud Fax businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of revenues, or the implementation of adverse regulations;
◦Maintain our financial position, operating results and cash flows in the event that we incur new or unanticipated costs or tax liabilities, including those relating to federal and state income tax and indirect taxes, such as sales, value-added and telecommunication taxes;
◦Accurately estimate the assumptions underlying our effective worldwide tax rate;
◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or network security breach; effectively maintain and manage our billing systems; allocate time and resources required to manage our legal proceedings; or adhere to our internal controls and procedures;
◦Compete with other similar providers with regard to price, service, and functionality;
◦Cost-effectively procure, retain and deploy large quantities of fax numbers in desired locations in the United States and abroad;
◦Achieve business and financial objectives in light of burdensome domestic and international telecommunications, internet or other regulations including data privacy, access, security, and retention;
◦Successfully manage our growth, including but not limited to our operational and personnel-related resources, and integration of newly acquired businesses;
◦Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;
◦Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others; and
◦Recruit and retain key personnel.
◦Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide; and
◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or security breach; effectively maintaining and managing our billing systems; time and resources required to manage our legal proceedings; liability for legal and other claims; or adhering to our internal controls and procedures.

In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises, pandemics including the COVID-19 outbreak and other catastrophic events outside of our control, including as to COVID-19 the scope and duration of the pandemic, actions taken by governmental authorities in response to the pandemic, and the direct and indirect impact of the pandemic on our customers, third parties and us.

Overview

The Separation and Distribution

On October 7, 2021, J2 Global, Inc. completed its previously announced plans to separate into two leading publicly traded companies: one addressing healthcare interoperability and comprising the Cloud Fax business, which will do business as Consensus Cloud Solutions, Inc. (“Consensus”), and one that will continue J2 Global’s strategy of building a leading internet platform focused on key verticals, including technology & gaming, shopping, health, cybersecurity and martech, which will do business as Ziff Davis. We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “separation and distribution.”

Following the separation and distribution, Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves more than one million customers of all sizes, from enterprises to individuals, across over 50 countries and multiple industry verticals including healthcare, education, law and financial services. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on seismic shifts in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’s communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

J2 Cloud Services, LLC, together with its subsidiaries (“J2 Cloud Services” or the “Company”), is a leading provider of internet services. As of September 30, 2021, J2 Cloud Services, LLC was a wholly-owned subsidiary of J2 Global, Inc., now known as Ziff Davis, Inc. (“J2 Global” or the “Parent” or the “Parent Company”). Pursuant to the separation, J2 Cloud Services became a wholly owned subsidiary of Consensus. Prior to the separation, J2 Cloud Services sold its B2B backup business and transferred its cybersecurity and SMB enablement businesses to entities that remained part of the Parent Company following the separation, which we refer to as the internal reorganization.

For purposes of this management’s discussion and analysis of the results of operations and financial condition of J2 Cloud Services (“MD&A”) section, we use the terms “the Company,” “we,” “us” and “our” to refer to J2 Cloud Services. References in this MD&A section to “Parent” or “Parent Company”) refer to J2 Global, Inc., collectively with its consolidated subsidiaries (now known as Ziff Davis). The financial information and results of operations that are discussed in this section principally relate to J2 Cloud Services prior to the consummation of the separation and distribution. Consequently, the discussion in this section relates to J2 Cloud Services as it was comprised as of September 30, 2021, without giving effect to the internal reorganization and other transactions that occurred in connection with the separation and distribution, and the financial information discussed below is derived from the unaudited condensed consolidated financial statements of J2 Cloud Services. The discussion in this section therefore includes J2 Cloud Services’ B2B backup, cybersecurity and SMB enablement businesses, which are not a part of Consensus following the separation, and does not reflect Consensus as it is currently constituted following the separation as a secure information exchange business with an emphasis on healthcare interoperability. As a result, the discussion does not necessarily reflect the financial position, results of operations or cash flows of Consensus following the separation or what Consensus’ financial position, results of operations and cash flows would have been had Consensus been a separate, standalone secure information exchange business with an emphasis on healthcare interoperability during the periods presented. See “The Separation and the Distribution” in the Information Statement for a discussion of the internal reorganization and related transactions in connection with the separation and distribution.

J2 Cloud Services LLC As of September 30, 2021

J2 Cloud Services was a leading provider of cloud services to businesses of all sizes, from individuals to enterprises, and licenses its intellectual property (“IP”) to third parties. J2 Cloud Services provides cloud-based subscription services to consumers and businesses including cloud fax, backup, voice, cybersecurity and SMB enablement. J2 Cloud Services generates revenues primarily from customer subscription and usage fees and from IP licensing fees, and is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with some seasonal weakness in the fourth quarter. In addition to growing our business organically, on a regular basis J2 Cloud Services acquires businesses to grow its customer bases, expand and diversify its service offerings, enhance our technologies, acquire skilled personnel and enter into new markets.

We selectively pursue acquisitions, which may include companies operating under business models that differ from those we operate under today. Such acquisitions could impact our consolidated profit margins and the variability of our revenues.

Cloud Services Performance Metrics

We use certain metrics to generally assess the operational and financial performance of our business; these metrics also serve as a baseline for internal trends and benchmarking against competitors. The average monthly revenue per customer can be used as an analytical tool in determining the marginal economics of customer acquisition, which is particularly useful as we continue to focus on growing our higher-margin businesses. We also use this metric, in conjunction with the cancel rate, to help provide a directional indicator of Cloud Services revenue and calculate the lifetime value of customers within each of our business units.

The following table sets forth certain key operating metrics for our Cloud Services business for the three and nine months ended September 30, 2021 and 2020 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Subscription revenues:
Fixed	$152,372	$144,525	$444,537	$426,766
Variable	29,639	25,708	84,079	80,255
Total subscriber revenues	182,011	170,233	528,616	507,021
Other license revenues	92	15	275	69
Total revenues	$182,103	$170,248	$528,891	$507,090
Percentage of total subscription revenues:
Fixed	83.7%	84.9%	84.1%	84.2%
Variable	16.3%	15.1%	15.9%	15.8%
Total revenues:
Number-based	$98,665	$98,000	$293,307	$289,502
Non-number-based	83,438	72,248	235,584	217,588
Total revenues	$182,103	$170,248	$528,891	$507,090
Cloud Services Metrics
Average Monthly revenue per Customer (“ARPU”) (1) (2)	$15.53	$13.98
Cancel rate (3)	2.1%	2.1%

1.Quarterly ARPU is calculated using our standard convention of applying the average of the quarter’s beginning and ending base to the total revenue for the quarter. The Annual ARPU is computed by taking the beginning and ending base to total revenue for the quarter. We believe ARPU provides investors an understanding of the average monthly revenues we recognize associated with each Cloud Services customer. As ARPU varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across our Cloud Services customer base.

2.Cloud Services customers are defined as paying direct inward dialing numbers for fax and voice services, and direct and resellers’ accounts for other services.

3.Cancel Rate is defined as cancels of small and medium business and individual Cloud Services customers with greater than four months of continuous service (continuous service includes Cloud Services customers administratively canceled and reactivated within the same calendar month), and enterprise Cloud Services customers beginning with their first day of service, calculated monthly and expressed as an average over the three months of the quarter. We exclude cancellations by small and medium businesses and individual Cloud Services customers with less than four months of continuous service because such customers generally pay by credit or debit card and we therefore count them as customers for cancel rate purposes once they have finished any free trial periods and continued through two payment cycles.

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2020 Annual Report on Form 10-K filed with the SEC on March 1, 2021. During the nine months ended September 30, 2021, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2021 and 2020

Assuming a stable or improving economic environment, and, subject to our risk factors, we expect 2021 revenue to be higher compared to the prior-year. The main strategic focus of our Cloud Services offerings is to reduce or eliminate costs, increase sales and enhance productivity, mobility, business continuity and security of our customers as the technologies and devices they use evolve over time. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect acquisitions to remain an important component of our strategy and use of capital in this business. However, we cannot predict whether our current pace of acquisitions will remain the same within this business, especially in light of the current macroeconomic conditions. In a given period, we may close greater or fewer acquisitions than in prior periods or acquisitions of greater or lesser significance than in prior periods. Moreover, future acquisitions of businesses within this space but with different business models may impact Cloud Services’ overall profit margins.

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Revenues	$182,103	$170,248	7%	$528,891	$507,090	4%

    Our revenues consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. Our revenues in 2021 have increased over the prior comparable nine month period primarily as a result of revenue attributable to business acquisitions acquired in and subsequent to the third quarter of 2020 and organic growth; partially offset by declines in certain areas Cloud Services businesses.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Cost of revenue	$40,707	$38,421	6%	$115,860	$116,208	—%
As a percent of revenue	22%	23%		22%	23%

Cost of revenues is primarily comprised of costs associated with data and voice transmission, numbers, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation. The increase in cost of revenues for the three months ended September 30, 2021 was primarily due to increases in database hosting, processing fees, customer service and network services costs, partially offset by a decrease in phone operation cost. The decrease in cost of revenues for the nine months ended September 30, 2021 was primarily due to a business disposed in and subsequent to the second quarter of 2020 that resulted in a decrease in network services cost.

Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Sales and Marketing	$38,413	$28,855	33%	$110,807	$87,231	27%
As a percent of revenue	21%	17%		21%	17%

Our sales and marketing costs consist primarily of internet-based advertising, sales and marketing, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service provider. Advertising cost for the three months ended September 30, 2021 was $22.8 million (primarily consists of $16.4 million of third-party advertising costs and $5.4 million of personnel costs) compared to the third quarter of 2020 of $17.7 million (primarily consists of $13.1 million of third-party advertising costs and $3.5 million of personnel costs). Advertising cost for the nine months ended September 30, 2021 was $65.2 million (primarily consists of $49.1 million of third-party advertising costs and $14.1 million of personnel costs) compared to 2020 of $54.5 million (primarily consists of $39.9 million of third-party advertising costs and $11.1 million of personnel costs). The increase in sales and marketing expenses for the three and nine months ended September 30, 2021 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and product development costs associated with businesses acquired in and subsequent to the third quarter 2020.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Research, Development and Engineering	$8,259	$4,886	69%	$21,995	$16,484	33%
As a percent of revenue	5%	3%		4%	3%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the three and nine months ended September 30, 2021 versus the prior comparable periods was primarily due to an increase in engineering costs associated with businesses acquired in and subsequent to the third quarter of 2020.
General and Administrative.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
General and Administrative	$37,262	$35,579	5%	$104,610	$106,850	(2)%
As a percent of revenue	20%	21%		20%	21%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs. The increase in general and administrative expense for the three months ended September 30, 2021 versus prior comparable period was primarily due to an increase in salary and related costs and professional fees. The decrease in general and administrative expense for the nine months ended September 30, 2021 versus prior comparable period was primarily due to a decrease in depreciation and amortization expenses related to disposed businesses in and subsequent to the third quarter of 2020.

Goodwill impairment on business.

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2021	2020		2021	2020
Goodwill impairment on business	$—	$—	n/a	$32,629	$—	n/a
As a percent of revenue	—%	—%		6%	—%

During the second quarter of 2021, we received an offer to purchase the B2B Backup business. Management has determined that the fair value of the business less cost to sell is lower than its carrying amount. As a result, we recorded a goodwill impairment on business of $32.6 million and zero for the nine months ended September 30, 2021 and 2020, respectively.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2021 and 2020 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Cost of revenues	$104	$134	$348	$407
Operating expenses:
Sales and marketing	991	904	1,285	1,329
Research, development and engineering	212	186	642	606
General and administrative	145	165	2,095	2,264
Total	$1,452	$1,389	$4,370	$4,606

Non-Operating Income and Expenses

Interest expense, net. Our interest expense, net is generated primarily from interest expense due to previously outstanding debt and partially offset by interest earned on cash and cash equivalents and notes receivable. Interest expense, net was zero and $(10.2) million for the three months ended September 30, 2021 and 2020, respectively, and $(0.2) million and $(30.6) million for the nine months ended September 30, 2021 and 2020, respectively. Interest expense, net decreased over the prior comparable period due to the Company redeeming all of its outstanding $650 million 6% Senior Notes in 2020.

(Loss) gain on sale of businesses. Loss on sale of businesses was $24.6 million during the three months ended September 30, 2021 and a gain of $17.1 million for the three months ended September 30, 2020. Loss on the sale of business was $21.8 million for the nine months ended September 30, 2021 and a gain of $17.1 million for the nine months ended September 30, 2020. Our loss on the sale of business during the third quarter of 2021 was related to the sale of the B2B Back-up business. The loss on the sale of businesses during the nine months ended September 30, 2021 was due to the loss on the sale of the B2B Back-up business, partially offset by a gain on the sale of certain Voice assets in the United Kingdom in the first quarter of 2021 with a subsequent adjustment in the second quarter of 2021. See Note 5 - Dispositions from the footnotes to our Condensed Consolidated Financial Statements for additional information.

Other income, net. Our other income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other income, net was $0.9 million and $14.9 million for the three months ended September 30, 2021 and 2020, respectively, $1.4 million and $16.2 million for the nine months ended September 30, 2021 and 2020, respectively. Other income, net decreased over prior comparable period due to changes on currency exchange.

Income Taxes

J2 Cloud Services is included in the federal consolidated and state combined income tax returns with the Parent and its other subsidiaries. For purposes of these financial statements, the Company’s taxes were determined using the separate return method as if the Company had file separate tax returns. Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax bases of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

Provision for income taxes amounted to $6.5 million and $25.4 million for the three months ended September 30, 2021 and 2020, respectively, $20.3 million and $49.7 million for the nine months ended September 30, 2021 and 2020, respectively. Our effective tax rate was 19.3% and 30.1% for the three months ended September 30, 2021 and 2020, respectively, and 16.6% and 27.2% for the nine months ended September 30, 2021 and 2020,

The decrease in our effective income tax rate for the three months ended September 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a current tax benefit related to the sale of the business-to-business backup business units; and

2.a decrease in tax expense due to discrete tax cost recognized during 2020 related to the sale of the Voice business in Australia and New Zealand with no comparable event in 2021; partially offset by

3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

The decrease in our effective income tax rate for the nine months ended September 30, 2021 was primarily attributable to the following:

1.a decrease in tax expense during 2021 due to recognizing a tax benefit related to the disposition of certain business units; and

2.a decrease in tax expense due to discrete tax benefits related to a reduction in our net reserve for uncertain tax positions with no similar events for the nine months ended September 30, 2020; partially offset by

3.an increase in our effective income tax rate during 2021 for U.S. state and local taxes due to a greater portion of our income being subject to tax in the U.S.

Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have in the past been, and are currently being, challenged, and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2021, we had cash and cash equivalents of $297.8 million compared to $128.2 million at December 31, 2020. The increase in cash and cash equivalents resulted primarily from cash provided from operations, the proceeds from the sale of businesses and contributions from J2 Global; partially offset by cash used in business acquisitions and the purchases of property and equipment (including capitalized labor). As of September 30, 2021, cash and cash equivalents held within domestic and foreign jurisdictions were $158.3 million and $139.5 million, respectively.

On October 7, 2020, the Parent issued $750 million aggregate principal amount of 4.625% Senior Notes due 2030. A portion of the proceeds were used to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes due 2025 previously issued by J2 Cloud Services, LLC and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest. The Parent used the remainder of the net proceeds for general corporate purposes including acquisitions.

At September 30, 2021, we anticipated that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Post Spin-Off Liquidity and Capital Resources

Subsequent to the separation and distribution, Consensus will no longer participate in the corporate-wide cash management arrangements with J2 Global. Consensus’s ability to fund its operations and capital needs depends upon its ability to generate ongoing cash from operations and to access the capital markets.

In connection with the planned separation and distribution, Consensus issued $305 million of 6.0% senior notes due 2026 (the “2026 notes”) and $500 million of 6.5% senior notes due 2028 (the “2028 notes” and, together with the 2026 notes, the “notes”). Consensus distributed $269.6 million of the net proceeds from the offering of the 2026 notes to J2 Global in connection with the separation. Consensus agreed to issue the 2028 notes to J2 Global, which agreed to exchange the 2028 notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement.

The 2026 notes mature on October 15, 2026 and the 2028 notes will mature on October 15, 2028. The notes require us to pay interest semi-annually in cash in arrears on April 15 and October 15, commencing April 15, 2022. The notes are fully and unconditionally guaranteed, jointly and severally, on an unsecured basis by each of Consensus’s existing and future domestic restricted subsidiaries other than insignificant subsidiaries or subsidiaries designated as unrestricted subsidiaries pursuant to the terms of the notes.

The notes and the related guarantees will be Consensus’s and the guarantors’ general unsecured senior obligations and will be subordinated to any of Consensus’s and the guarantors’ future secured debt to the extent of the assets securing that secured debt. In addition, the notes will be structurally subordinated to all of the liabilities of Consensus subsidiaries that are not guaranteeing the notes, to the extent of the assets of those subsidiaries.

The 2026 notes will be redeemable on or after October 15, 2023 at a redemption price of 103.000% for the 12 month period commencing October 15, 2023, 101.500% for the 12 month period commencing October 15, 2024 and 100.000% for the 12 month period commencing October 15, 2025. In addition, Consensus may redeem (i) up to 40% of the 2026 notes before October 15, 2023 with the net cash proceeds from certain equity offerings at the redemption price that will be specified for such notes or (ii) some or all of the 2026 notes at a redemption price of 100% of the principal amount, plus accrued and unpaid interest, to the redemption date, plus an applicable “make-whole” premium. The 2028 notes will be redeemable on or after October 15, 2026 at a redemption price of 101.625% for the 12 month period commencing October 15, 2026 and 100.000% for the 12 month period commencing October 15, 2027.

The terms of the notes restrict, subject to qualifications and exceptions, Consensus’s ability and the ability of certain of its subsidiaries to incur additional indebtedness, create liens, engage in sale-leaseback transactions, pay dividends or make distributions in respect of capital stock, purchase or redeem capital stock, make investments, repay subordinated indebtedness or certain other restricted payments, sell assets, permit restrictions on the ability of its restricted subsidiaries to pay dividends or make other payments or transfers to Consensus, enter into transactions with affiliates; or effect a consolidation or merger.

Upon a change of control, as defined in the notes, Consensus will be required to make an offer to purchase the notes. The purchase price will equal 101% of the principal amount of the notes on the date of purchase plus accrued and unpaid interest.

Consensus believes that its financing arrangements, future cash from operations and access to capital markets will provide adequate resources to fund our future cash flow needs.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $196.4 million and $160.3 million for the nine months ended September 30, 2021 and 2020, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in our net cash provided by operating activities in 2021 compared to 2020 was attributable to additional income after considering noncash items; partially offset by cash outflows associated with prepaid expenses, operating lease liabilities, accounts payable and accrued expenses, higher income tax payments and cash outflows associated with uncertain tax positions. Our cash and cash equivalents were $297.8 million and $128.2 million at September 30, 2021 and December 31, 2020, respectively.

Net cash used in investing activities was $37.8 million and $29.3 million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021 and 2020, net cash used in investing activities was primarily due to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor); partially offset by proceeds from the sale of businesses. The increase in our net cash used in investing activities in 2021 compared to 2020 was primarily due to additional cash used for business acquisitions; partially offset by proceeds from the sale of businesses.

Net cash provided by (used in) financing activities was $14.4 million and $(83.7) million for the nine months ended September 30, 2021 and 2020, respectively. For the nine months ended September 30, 2021, net cash provided by financing activities was primarily due to contributions from Parent; partially offset by deferred payments for acquisitions. The change in net cash provided by financing activities in 2021 compared to 2020 was primarily attributable to a change in the distribution to Parent.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2021:

	Payment Due by Period (in thousands)
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Operating leases (a)	$2,137	$7,501	$6,163	$5,746	$5,538	$28,877	$55,962
Telecom services and co-location facilities (b)	708	1,712	456	42	—	—	2,918
Holdback payment (c)	3,369	11,113	—	—	—	—	14,482
Self-Insurance (d)	5,860	1,527	—	—	—	—	7,387
Other (e)	210	420	—	—	—	—	630
Total	$12,284	$22,273	$6,619	$5,788	$5,538	$28,877	$81,379

(a)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(b)These amounts represent service commitments to various telecommunication providers.
(c)These amounts represent the holdback amounts in connection with certain business acquisitions.
(d)These amounts represent health and dental insurance plans in connection to self-insurance.
(e)These amounts represent certain consulting and Board of Directors fee arrangements.

As of September 30, 2021, our liability for uncertain tax positions was $50.9 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

We have not presented contingent consideration associated with acquisitions in the table above due to the uncertainty of the amounts and the timing of cash settlements.

Off-Balance Sheet Arrangements

We are not party to any material off-balance sheet arrangements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in forward-looking statements.
Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this document and in the other documents incorporated by reference herein, including our Registration Statement on Form 10 filed with the Securities Exchange Commission on September 21, 2021, as amended, for the six months ended June 30, 2021 as well as other documents we file from time to time with the Securities and Exchange Commission, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2021.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2021 and December 31, 2020, we had cash and cash equivalent investments primarily in money market funds with maturities of 90 days or less of $297.8 million and $128.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk

We conduct business in certain foreign markets, primarily in Canada, Australia and the European Union. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Australian Dollar, the Canadian Dollar, the Euro, the Hong Kong Dollar, the Japanese Yen, the New Zealand Dollar, the Norwegian Kroner and the British Pound Sterling. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

As we expand our international presence, we become further exposed to foreign currency risk by entering new markets with additional foreign currencies. The economic impact of currency exchange rate movements is often linked to variability in real growth, inflation, interest rates, governmental actions and other factors. These changes, if material, could cause us to adjust our financing and operating strategies.

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results, the impact of which is immaterial to the comparisons set forth in this Form 10.

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

Foreign exchange gain for the three months ended September 30, 2021 and 2020 were $1.1 million and $16.2 million, respectively, and $1.4 million and $15.5 million for the nine months ended September 30, 2021 and 2020, respectively. The decrease in our gains recognized in earnings in the nine months ended September 30, 2021 and 2020 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustment losses, net of tax, included in other comprehensive income for the three months ended September 30, 2021 and 2020 were $8.2 million and $4.1 million, respectively, and for the nine months ended September 30, 2021 and 2020 were $13.6 million and $11.6 million, respectively.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosures and procedures (as defined in Rule 13a-15(e) under the Securities and Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of the end of the period covered by this report, Consensus’ management, with the participation of Scott Turicchi our principal executive officer and interim chief financial officer, carried out an evaluation of the effectiveness of the design and operation of our disclosure and procedures. Based upon that evaluation, Mr. Turicchi concluded that these disclosure controls and procedures were effective as of the end of the period covered by this Quarterly Report on Form 10-Q.

(b) Changes in Internal Controls

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2021 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 9 - Commitments and Contingencies of the Notes to Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in the Information Statement, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in the Information Statement.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

None.

Item 6. Exhibits

Exhibit Number	Description

2.1*
Separation and Distribution Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 2.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

3.1
Amended and Restated Certificate of Incorporation of Consensus Cloud Solutions, Inc.(incorporated by reference to Ex. 3.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

3.2
Amended and Restated Bylaws of Consensus Cloud Solutions, Inc.(incorporated by reference to Ex. 3.2 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

4.1
2026 Notes Indenture, dated as of October 7, 2021, by and between Consensus Cloud Solutions, Inc. Wilmington Trust, National Associate, and the Guarantors named therein. (incorporated by reference to Ex. 4.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

4.2
2028 Notes Indenture, dated as of October 7, 2021, by and between Consensus Cloud Solutions, Inc. Wilmington Trust, National Associate, and the Guarantors named therein.(incorporated by reference to Ex. 4.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

4.3	Form of 2026 Note (included in Exhibit 4.1).
4.4	Form of 2028 Note (included in Exhibit 4.2).
10.1*
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.2
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.3*
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.4
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.5
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.6
Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.7
Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer and Interim Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Interim Chief Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2021 and December 31, 2020, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2021 and 2020, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2021 and 2020, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2021 and 2020, (v) Condensed Consolidated Statements of Member’s Equity for the three and nine months ended September 30, 2021 and 2020, and (vi) the Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	November 15, 2021	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer, Interim Chief Financial Officer and Director
(Principal Executive Officer)

Date:	November 15, 2021	By:	/s/ STEVE EMBERLAND
Steve Emberland
Vice President, Controller
(Principal Accounting Officer)