Form 10-K
period 2021-12-31
Consensus Cloud Solutions, Inc.
filed 2022-04-15
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission File Number: 001-40750

Consensus Cloud Solutions, Inc.
(Exact name of registrant as specified in its charter)

Delaware	87-1139414
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
700 S. Flower Street, 15th Floor, Los Angeles, California 90017, (323) 860-9200
(Address and telephone number of principal executive offices)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	CCSI	Nasdaq Stock Market LLC

Securities registered pursuant to Section 12(g) of the Act:
None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
Yes   ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
Yes  ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes   ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “small reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐	Non-accelerated filer	☒	Smaller reporting company	☐
Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of June 30, 2021 the last business day of the registrant’s most recently completed second fiscal quarter, there was no established public market for the registrant’s common stock, and, therefore, the registrant cannot calculate the aggregate market value of its common stock held by non-affiliates as of such date.

As of April 12, 2022, the registrant had 19,995,970 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be delivered to stockholders in connection with the Annual Meeting of Stockholders to be held June 15, 2022 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business

Overview
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions” or “Consensus”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves more than one million customers of all sizes, from enterprises to individuals, across over 50 countries and multiple industry verticals including healthcare, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. Our mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. All of Consensus’ revenue is recurring in nature and is generated either via fixed subscription plans or usage-based contracts.
Over the past decade, Consensus has progressively shifted focus towards larger commercial customers (“Corporate”). As enterprise data communication shifted toward digitization and cloud-based solutions, Consensus entered industry verticals such as legal, compliance, insurance, and healthcare. Our Corporate business has grown from $148 million of revenue in 2020 to approximately $170 million of revenue in 2021, representing a 9.7% compound annual growth rate. We currently serve approximately 45,000 Corporate customers, generally small/medium businesses or large enterprises, to whom sales are made through direct interaction with a sales person and involve specific pricing, multiple line subscriptions, API connections and/or commercial grade security.

We currently serve over one million small office/home office (“SoHo”) online fax customers, generally consumers and SoHo users, who acquire a pre-defined subscription through an e-commerce website without direct interaction with a sales person. Our SoHo brands include jSign®, eFax®, MyFax®, Sfax®, Metrofax®, and SRfax®.

In 2020, we launched the Consensus Unite healthcare interoperability platform, a comprehensive workflow collaboration and data exchange solutions suite. Healthcare represents Consensus’ largest industry vertical and has information, secure communication, management and interoperability needs. The sector is undergoing a large-scale digitization effort, with the objective to streamline workflows, increase efficiency for operators, and increase transparency for patients. We believe our leadership in digital fax and our deep experience in the healthcare industry positions Consensus well to help healthcare providers accomplish their broader digitization and interoperability objectives.

Our Industry

Secure Information Communication

Our products and services are a component of the secure information transmission market, which is part of the broader public cloud services market, for which demand for cloud services is expected to accelerate in the future. Fax remains one of the most ubiquitous ways to transmit documents securely. The use of fax is particularly high in industries subject to data protection laws such as the Health Insurance Portability and Accountability Act (“HIPAA”), as fax offers safety of transmission and nearly universal legal acceptance. Cloud adoption has grown quickly in secure transmission, taking share from on-premises solutions over the past decade. Key drivers to cloud adoption include:

• Digitization: Key industry verticals such as healthcare, legal and financial services have been heavily investing in digitization of information and the online fax industry significantly benefited from the trend.

• Data security and data privacy awareness: Digital cloud fax technology is demonstrably more secure than traditional email and traditional fax machines, which are vulnerable to physical security threats and retrieval problems.

• Regulatory tailwinds: Because of its security, fax meets regulatory requirements for data security and remains ubiquitous in highly regulated industries, such as healthcare, and sectors where large volumes of sensitive information is exchanged.

• Cost efficiency: Cloud-based solutions often have minimal installation costs and are highly efficient to scale as the needs of the organization fluctuate.

• Green initiatives: Cloud-based solutions appeal to customers engaging in “green” initiatives to reduce their impact on the environment because they rely less on paper for printing documents.

Healthcare Interoperability

In the healthcare industry, interoperability is defined as “the ability of different information systems, devices and applications (systems) to access, exchange, integrate and cooperatively use data in a coordinated manner, within and across organizational, regional and national boundaries, to provide timely and seamless portability of information and optimize the health of individuals and populations globally”. In the increasingly data-driven healthcare industry, interoperability is essential to ensuring quality care delivery and safeguarding patient information.

To address market demand for effective interoperability solutions, Consensus is concentrating its development efforts in tools capable of integrating with existing healthcare IT infrastructure to facilitate communication between providers and allow use of multiple transmission protocols within a single cloud-based platform.

Our Products and Solutions

Corporate Solutions
eFax Corporate®: eFax Corporate® provides digital cloud-fax technology serving approximately 45,000 customers

Unite: Unite is a single platform that allows the user to choose between several protocols to send and receive healthcare information in an environment that can integrate into an existing electronic health record (“EHR”) system or stand-alone if no EHR is present.

jSign: jSign provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API.

Signal: Signal integrates with a hospital’s EHR system and uses rules-based triggering logic to automatically send Admit, Discharge or Transfer (“ADT”) notifications using both cloud fax and Direct Secure Messaging technology.

Clarity: Using Natural Language Processing and Artificial Intelligence (NLP/AI) Clarity’s valuable insightful information can transform unstructured documents into structured actionable data. Clarity’s intelligent data extraction allows data to be sent to the right person, at the right place, at the right time - to accelerate patient treatment across the continuum of care.

SoHo Fax Solutions

eFax®: eFax® is a global online faxing service with over one million customers worldwide and serving customers in 50 countries. In addition to eFax®, we offer a variety of brands for subscription.

Customers

We have a diverse set of customers globally across 50 countries, using cloud fax, electronic signature and interoperability products.

Our Strengths

Building on our position as a global provider of internet fax solutions from individuals to enterprises and across industries, Consensus is well positioned to capitalize on shifts in how we share private documents and information. We believe that our key strengths and competitive advantages include:

Differentiated Product Offering Based on Scalable SaaS Platform. Our scalable and highly customizable technology infrastructure supports the transmission of a large number of documents each year. Due to our scale and capabilities, we have differentiated visibility into the trends that affect the way our customers transmit, store and manage information.

Position in the Growing Enterprise Cloud Fax Market. We believe our status in the enterprise cloud fax space provides Consensus with an opportunity for organic growth, and the potential to explore acquisitions that are value accretive and enhance our scale and geographic diversity.

Positioned to Support Healthcare Interoperability. Because fax remains a ubiquitous electronic document exchange protocol for highly sensitive and legally binding documents, Consensus is in the healthcare communication ecosystem and our goal is to build on that foundation to become a participant in the larger healthcare interoperability solutions space.

Recurring Revenue Stream. Our revenues consist of monthly recurring subscription and usage-based fees, with monthly recurring subscription revenue representing approximately 72% of our total subscription revenue for 2021. Our cancellation rates have remained relatively steady over time, and we expect this trend to continue into the future given that many of the services we provide are critical to our customers’ business operations.

Global and Diversified Customer Base. Our more than one million customers are located in over 50 countries across six continents. We believe that our product-line and geographic diversity, combined with our lack of customer concentration, will help us mitigate the effects of isolated downturns in various end markets.

Operational Efficiency and Capital Discipline. The recurring nature of our revenue, combined with high operational efficiency, results in predictable and attractive margins and free cash flow generation. As we evaluate growth investments and expansion into new verticals, we will measure against metrics and parameters that promote efficient and prudent use of capital to generate sustained shareholder value.

Proven and Experienced Management Team. Our experienced management team has a highly successful track record with regard to both business performance among its industry peer group, growing new business lines, and identifying and integrating strategic acquisitions.

Our Strategy

Our strategy focuses on generating attractive organic growth, achieving solid margins and free cash flow generation, pursuing value-accretive acquisitions and delivering high value to our shareholders. Our strategy includes:

• Continuing to grow in Corporate secure information exchange;

• Solving healthcare interoperability challenges;

• Maintaining SoHo fax revenue;

• Positioning the business for sustained growth through continued focus on profitability and cash flow generation; and

• Complementing organic growth investments with targeted acquisitions

Patents and Proprietary Rights
We regard the protection of our intellectual property rights as important to our success. We aggressively protect these rights by relying on a combination of patents, trademarks, copyrights, trade dress and trade secrets. We also enter into confidentiality and intellectual property assignment agreements with employees and contractors, and nondisclosure agreements with parties with whom we conduct business in order to limit access to and disclosure of our proprietary information.
Through a combination of internal technology development and acquisitions, we have built a portfolio of numerous U.S. and foreign patents. Several of our U.S. patents have been reaffirmed through reexamination proceedings before the United States Patent and Trademark Office (“USPTO”). We intend to continue to invest in patents, to aggressively protect our patent assets from unauthorized use and to generate patent licensing revenues from authorized users.

We seek patents for inventions that may contribute to our business or technology sector. In addition, we have multiple pending U.S. and foreign patent applications, covering components of our technology and in some cases technologies beyond those that we currently offer. Unless and until patents are issued on the pending applications, no patent rights can be enforced.
We have obtained patent licenses for certain technologies where such licenses are necessary or advantageous.
We own and use a number of trademarks in connection with our services. Many of these trademarks are registered worldwide, and numerous trademark applications are pending around the world. We hold numerous internet domain names and we have filed to protect our rights to our brands in certain alternative top-level domains such as “.org”, “.net”, “.biz”, “.info” and “.us”, among others.

Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights, and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.

Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the internet and, in some cases, using services of third-party telecommunications and internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, numbers, advertising and intellectual property. With respect to most of our business, we are not a regulated telecommunications provider in the U.S. For information about the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.

Seasonality
General economic conditions have an impact on our business and financial results. From time to time, the markets in which we sell our products, services and solutions experience weak economic conditions that may negatively affect sales. We traditionally experience marginally lower than average usage and customer sign-ups in the fourth quarter. Our revenues are also impacted by the number of effective business days in a given period.
Research and Development
The markets for our services are evolving rapidly, requiring ongoing expenditures for research and development and timely introduction of new services and service enhancements. Our future success will depend, in part, on our ability to enhance our current services, to respond effectively to technological changes, attract and retain engineering talent, sell additional services to our existing customer base and introduce new services and technologies that address the increasingly sophisticated needs of our customers.
We devote significant resources to develop new services and service enhancements. For more information regarding the technological risks that we face, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K. None of our employees are represented by collective bargaining.
Human Capital Resources
As of December 31, 2021, we had 459 employees, with about one-third of the employees located outside of the United States. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success.

Our Culture

We have a strong enterprise-wide culture that focuses on our core values – strive for excellence, demonstrate empathy, embrace innovation, foster open communication, focus on solutions, and be driven by data as we make decisions – and in turn, deliver solid business results.

Our mission is to be the trusted global source for the transformation, enhancement and secure exchange of digital information. Our vision is to deliver life’s essential data when, where and how you need it.

Diversity, Equity & Inclusion

Our cloud fax users and employees are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We believe that for our business to succeed over the long term, maintaining and enhancing this diversity is crucial.

Hiring

We reinforce our culture and our values by seeking out diverse candidates, and looking for candidates that fit well with our organizational priorities, values, mission, and vision.

Employee Compensation & Benefits

Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices; roles are periodically benchmarked to help inform where adjustments may be needed.

We provide our employees with benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, promoting their day to day well-being. Those benefits include comprehensive health insurance coverage and covering 84% of health insurance premiums for covered U.S. employees and their families, an employee stock purchase program, flexible time off, up to 16 weeks of paid parental leave for birth parents, and 16 hours annually of fully paid Volunteer Time Off.

Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. We expect to evolve our programs to meet our colleagues’ health and wellness needs, which we believe is essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Competition

We face competition from, among others, online fax-providers, traditional fax machine or multifunction printer companies, electronic signature companies, healthcare interface companies, health information service providers and robotic process automation companies.

Our solutions related to online faxing compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.

As we pursue our expansion into expanded secure information delivery services and healthcare interoperability services, we compete against other providers of secure information delivery services, including providers of electronic signature solutions.

We believe that the primary competitive factors determining our success in the market for our services include financial strength and stability; pricing; reputation for reliability and security of service; breadth and depth of product functionality; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support.

For more information regarding the competition that we face, see “Risk Factors—Risks Related to Our Business—The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies”.

Consensus Cloud Solutions, Inc. Spin-Off

On October 7, 2021, J2 Global, Inc. (now known as "Ziff Davis” or “Former Parent”) completed its previously announced plans to separate into two leading publicly traded companies: one addressing healthcare interoperability and comprising the Cloud Fax business, which does business as Consensus Cloud Solutions, Inc., and one that will continue the Former Parent’s strategy of building a leading internet platform focused on key verticals, including technology & gaming, shopping, health, cybersecurity and martech, which will do business as Ziff Davis. We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “separation and distribution.”).
Emerging Growth Company Status

We are an emerging growth company, as defined in Section 3(a) of the Securities Exchange Act of 1934 (the “Exchange Act”), as amended by the Jumpstart Our Business Startups Act (the “JOBS Act”) enacted on April 5, 2012. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation. and stockholder approval on golden parachute compensation not previously approved.

Under the JOBS Act, we will remain an emerging growth company until the earliest of:

• the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act;

• the last day of the fiscal year during which we have total annual gross revenues of $1.07 billion or more (as adjusted for inflation);
• the date on which we have, during the previous three-year period, issued more than $1 billion in non-convertible debt; and
• the date on which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act.

Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.consensus.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of Consensus’ website, and can be accessed at http://investor.consensus.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website.

Item 1A. Risk Factors

Before deciding to invest in Consensus or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment.

Risk Factors Summary

The following is a summary of the principal risks that could adversely affect our business, operations and financial results.

Risks Related To Our Business
•Our fax services constitute substantially all of our revenue and operating income.
•Developments in the healthcare industry could adversely affect our business.
•The market for our products and services is rapidly evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.
•There are particular challenges in addressing the market for healthcare interoperability solutions.
•Our industry is undergoing rapid technological changes and we may not be able to keep up.
•We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.
•The COVID-19 pandemic and related governmental response could negatively affect our business, operations and financial performance.
•Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.
•Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.
•The successful operation of our business depends on the supply of critical business elements from other companies, including data center services.
•Our sales cycle with enterprise and commercial customers can be long and unpredictable, and our sales efforts require considerable time and expense.
•We face risks associated with system failures, cybersecurity breaches and other technological issues.
•The markets in which we operate are highly competitive, and we may not be successful in growing our brands or revenue.
•We may be found to infringe the intellectual property rights of others, and we may be unable to adequately protect of our own intellectual property rights.
•We may be subject to risks from international operations, including risks associated with currency fluctuations and foreign exchange controls and adverse changes in global financial markets.
•We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management’s time and attention.
•Our business is highly dependent on our billing systems functioning properly, and we face risks associated with card declines and merchant standards imposed by card companies.
•Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.
•We face risks associated with political instability and volatility in the economy.

Risks Related To Regulation, Including Taxation
•Changes in regulations relating to health information communication protocols could affect our business.
•Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.
•Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.
•Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.
•We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities, and other remedies, and to limitations on our business practices.

Risks Related To Our Common Stock
•We cannot be certain that an active trading market for our common stock will continue and stock price has in the past and may in the future fluctuate significantly.
•Shares of our common stock generally will be eligible for resale, which may cause our stock price to decline.
•We do not intend to pay dividends on our common stock.
•We have identified a material weakness in internal control over financial reporting related to the accounting for the separation and distribution which could adversely affect our business, reputation, results of operations and stock price.
Risks Related to the Separation
•If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus and Ziff Davis stockholders could be subject to significant tax liabilities, and, in certain circumstances, Consensus could be required to indemnify Ziff Davis for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.
•We may not be able to engage in desirable strategic or capital-raising transactions following the separation.
•We have a limited history of operating as an independent company and we have incurred and expect to continue to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Risks Related To Our Business

Our fax services constitute substantially all of our revenue and operating income.

For both of the years ended December 31, 2021 and December 31, 2020, Cloud Fax revenue constituted substantially all of our revenues and our operating income. The success of our business is therefore dependent upon the continued use of cloud fax as a messaging medium and our ability to expand usage of our other current and future products and services in the secure data exchange area. While our strategy is to pursue development of a range of products to address secure data exchange needs, if the demand for cloud fax as a messaging medium decreases and we are unable to replace lost revenues from decreased usage or cancellation of our cloud fax services with other products and services, or a proportional increase in our customer base, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractive features of our cloud fax products is that cloud fax signatures are a generally accepted method of executing contracts and a method of transmitting confidential information in a secure manner especially in the healthcare field in the United States. There are ongoing efforts by governmental and nongovernmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could reduce demand for our fax services. While we have introduced a digital signature product, other companies have offered such products for longer and have greater customer adoption. If adoption of digital signature products results in a reduction for our fax services without a corresponding adoption of our digital signature or other products, it could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Developments in the healthcare industry could adversely affect our business.

A significant portion of our strategy is focused on addressing the secure data exchange and interoperability needs of the healthcare industry, and could be affected by circumstances affecting the healthcare industry, including government regulation or other industry circumstances that affect spending in the healthcare industry. Industry changes affecting healthcare such as government regulation or private initiatives that affect the manner in which healthcare industry participants exchange data, consolidation of healthcare industry participants, reductions in governmental funding for healthcare or adverse changes in business or economic conditions affecting healthcare industry participants could affect the market for our offerings. See the risk factor titled “Changes in regulations relating to health information communications protocols could affect our business” under the heading “Risks Related to Regulation Including Taxation.” The healthcare industry has changed significantly in recent years, and we expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.

The market for our products and services is relatively new and rapidly evolving. If the market does not develop further, develops more slowly, or in a way that we do not expect, our business will be adversely affected.

Part of our strategy is to develop products and services to address customers’ needs in the secure data exchange and healthcare interoperability spaces. The market for secure data exchange and healthcare interoperability products and services is relatively new and rapidly evolving, which makes our business and future prospects difficult to evaluate. Our healthcare interoperability products beyond our online fax products have been recently introduced and currently represent an immaterial portion of our revenues. It is difficult to predict customer demand for our products and services, customer retention and expansion rates, the size and growth rate of the market for secure data exchange and healthcare interoperability products and services, the entry of competitive products or the success of existing competitive products. In response to customer demand, it is important to our success that we continue to enhance our software products and services and to seek to set the standard for secure data exchange capabilities. We expect that we will continue to need significant product development and sales efforts to attract and educate prospective customers, particularly enterprise and commercial customers, about the uses and benefits of our products and services. The size and growth of our addressable market depends on a number of factors, including the level of our customers’ adoption of our critical data exchange and interoperability solutions, as well as changes in the competitive landscape, technological changes, budgetary constraints of our customers, changes in business practices, changes in regulations and changes in economic conditions. If customers do not accept the value proposition of our offerings, then a viable market for products and services may not develop further, or it may develop more slowly than we expect, either of which would adversely affect our business and operating results.

We have estimated the size of our total addressable market based on internally generated data and assumptions, as well as data published by third parties, which we have not independently verified. While we believe our market size estimates are reasonable, such information is inherently imprecise and subject to a high degree of uncertainty. If our third-party or internally generated data prove to be inaccurate or we make errors in our assumptions based on that data, our actual market opportunity may be more limited than our estimates. If we have not accurately estimated the size of our total addressable market, it may cause us to misallocate capital or other critical business resources, which could harm our business. Even if our total addressable market meets our size estimates and experiences growth, we may not be successful in growing our share of that market.

There are particular challenges in addressing the market for healthcare interoperability solutions. If we do not successfully address these challenges, our business will be adversely affected.

There are many challenges to addressing the healthcare interoperability market. Healthcare providers, including hospitals and medical practices, have adopted an enormous variety of data storage, management and exchange solutions that are often not compatible with solutions adopted by other providers. This enormous variety of incompatible systems makes it technically challenging to provide effective solutions to the healthcare interoperability market, and is a large part of the reason that the healthcare industry continues to rely heavily on fax for secure data exchange.

The healthcare industry is being driven to find interoperability solutions by government regulation and market forces. However, individual healthcare providers, including hospitals or medical practices, may have concerns about adopting healthcare interoperability solutions due to privacy or security concerns or concerns about patient retention. This dynamic may make it more difficult to drive adoption of our healthcare interoperability solutions.

A wide variety of providers are working on solutions to address healthcare interoperability challenges, and interoperability can be defined in a variety of ways. For example, the Health Information Systems Management Society (“HIMSS”), which is generally recognized as an authority on health information technology, released its definition of interoperability and defined it four ways: foundational, structural, semantic and organizational. Customers or vendors could use any of these four components to define their particular “interoperability solution.” Separately, the Center for Medicare and Medicaid Services further defined a fifth component of interoperability that includes patients, which is not included in the HIMSS definition. Furthermore, the Office of the National Coordinator for Health Information Technology (the “ONC”) has developed another definition that is included in the 21st Century Cures Act, which includes the concept of “information blocking” as a component of healthcare interoperability. This wide variety of definitions has the potential to create a risk of confusion in the market, or allow competitors to reframe the problem to their advantage in a competitive situation, potentially allowing less robust solutions to hold themselves out as healthcare interoperability solutions. We expect to encounter significant competition for customers as the healthcare interoperability market develops. Our current competitors in the healthcare interoperability space currently consist mostly of point solutions rather than full suites of healthcare interoperability solutions. If other companies develop solutions to address healthcare operability challenges more successfully than we do, or if customers otherwise adopt competing solutions rather than our solutions, it will adversely affect our business and operating results.

Our industry is undergoing rapid technological changes and we may not be able to keep up. If our products and services do not gain market acceptance, our operating results may be negatively affected.

Our success depends upon our ability to design, develop, test, market, license, sell and support new products and services and enhancements of current products and services that effectively address the critical data exchange and healthcare interoperability needs of our customers. Our success also depends on our ability to offer such products and services on a timely basis in response to both competitive threats and marketplace demands. The secure data exchange industry is subject to rapid and significant technological change, and effectively addressing the issue of healthcare interoperability is a complex technological challenge. We cannot predict the effect of technological changes on our business. We expect that new products, services and technologies will emerge in the markets in which we compete. These new products, services and technologies may be superior to the products, services and technologies that we use or these new products, services and technologies may render our products, services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate correctly and adapt effectively to technological changes and evolving industry standards and customer preferences. We expect to invest in the development or acquisition of new technologies, and we may fail to predict accurately which technologies will be adopted in the marketplace. The timing and level of commercial success of new products and services depends on many factors, including the degree of innovation of the products and services we develop or acquire and effective distribution and marketing. We may be unable to develop or acquire new technologies in a cost effective manner or at all, and may therefore be unable to offer products or services in a competitive or profitable manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We have made and expect to continue to make acquisitions that could disrupt our operations and harm our operating results.

We intend to continue to develop new products and services and enhance existing products and services through acquisitions of other companies, technologies and personnel.

Acquisitions involve numerous risks, including the following:

•difficulties in integrating the operations, systems, technologies, products and personnel of the acquired businesses;
•difficulties in entering markets in which we have no or limited direct prior experience and where competitors in such markets may have stronger market positions;
•diversion of management’s attention from normal daily operations of the business and the challenges of managing larger and more widespread operations resulting from acquisitions; and
•the potential loss of key employees, customers, distributors, vendors and other business partners of the businesses we acquire.
Acquisitions may also cause us to:
•use a substantial portion of our cash resources or incur debt;
•significantly increase our interest expense, leverage and debt service requirements if we incur additional debt to pay for an acquisition;

•assume liabilities;
•issue common stock that would dilute our current stockholders’ percentage ownership;
•record goodwill and intangible assets that are subject to impairment testing on a regular basis and potential periodic impairment charges;
•incur amortization expenses related to certain intangible assets; and
•become subject to intellectual property or other litigation.
Mergers and acquisitions are inherently risky and subject to many factors outside of our control. We cannot give assurance that our previous or future acquisitions will be successful and will not materially adversely affect our business, operating results or financial condition. Failure to manage and successfully integrate acquisitions could materially harm our business and operating results. In addition, our effective tax rate for future periods is uncertain and could be impacted by mergers and acquisitions.

The COVID-19 pandemic and related governmental response could negatively affect our business, operations and financial performance.

The impact of the COVID-19 pandemic and subsequent variants has had a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, the COVID-19 pandemic has resulted in travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, the COVID-19 pandemic has, at times, contributed to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) increased spending on our business continuity efforts, which has required and may further require that we cut costs or investments in other areas; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

We have adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud fax services. We cannot predict at this time the extent to which the COVID-19 pandemic could negatively affect our business, operations and financial performance. The extent of any continued or future adverse effects of the COVID-19 pandemic will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the emergence and virulence of new variants, the effect of the rollout of vaccines on the pandemic and public acceptance of vaccines, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic. Even after the pandemic subsides, it is possible that the U.S, and other major economies continue to experience a prolonged recession or other economic disruption, which we expect would materially and adversely affect our business, operations and financial performance.

Our business could suffer if providers of broadband Internet access services block, impair or degrade our services.

Our business is dependent on the ability of our customers to access our services and applications over broadband Internet connections. Internet access providers and Internet backbone providers may be able to block, degrade or charge for access or bandwidth use of certain of our products and services, which could lead to additional expenses and the loss of users. Our products and services depend on the ability of our users to access the Internet. Use of our products and services through mobile devices, such as smartphones and tablets, must have a high-speed data connection. Broadband Internet access services, whether wireless or landline, are provided by companies with significant market power. Many of these providers offer products and services that directly compete with ours.

Many of the largest providers of broadband services have publicly stated that they will not degrade or disrupt their customers’ use of products and services like ours. If such providers were to degrade, impair or block our services, it would negatively impact our ability to provide services to our customers and likely result in lost revenue and profits, and we would incur legal fees in attempting to restore our customers’ access to our services. Broadband internet access providers may also attempt to charge us or our customers additional fees to access services like ours that may result in the loss of customers and revenue, decreased profitability, or increased costs to our retail offerings that may make our services less competitive.

Our business is dependent on a small number of telecommunications carriers in each region and our inability to maintain agreements at attractive rates with such carriers may negatively impact our business.

Our business substantially depends on the capacity, affordability, reliability and security of our network and services provided to us by our telecommunications suppliers. Only a small number of carriers in each region, and in some cases only one carrier, offer the number and network services we require. We purchase certain telecommunications services pursuant to short-term agreements that the providers can terminate or elect not to renew. As a result, any or all of our current carriers could discontinue providing us with service at rates acceptable to us, or at all, and we may not be able to obtain adequate replacements, which could materially and adversely affect our business, prospects, financial condition, operating results and cash flows.

Our business could suffer if we cannot obtain or retain numbers, are prohibited from obtaining local numbers or are limited to distributing local numbers to only certain customers.

The future success of our phone number-based cloud fax services products depends on our ability to procure large quantities of local numbers in the U.S. and other countries in desirable locations at a reasonable cost and offer our services to our prospective customers without restrictions. Our ability to procure and distribute numbers depends on factors such as applicable regulations, the practices of telecommunications carriers that provide numbers, the cost of these numbers and the level of demand for new numbers. For example, several years ago the Federal Communications Commission (the “FCC”) conditionally granted petitions by Connecticut and California to adopt specialized “unified messaging” area codes, but neither state has adopted such a code. Adoption of a specialized area code within a state or nation could harm our ability to compete in that state or nation if it materially affects our ability to acquire numbers for our operations or makes our services less attractive due to the unavailability of numbers with a local geographic area.

In addition, although we are the customer of record for all of our U.S. numbers, from time to time, certain U.S. telephone carriers inhibit our ability to port numbers or port our numbers away from us to other carriers. If a federal or regulatory agency determines that our customers should have the ability to port numbers without our consent, we may lose customers at a faster rate than what we have experienced historically, potentially resulting in lower revenues. Also, in some foreign jurisdictions, under certain circumstances, our customers are permitted to port their numbers to another carrier. These factors could lead to increased cancellations by our customers and loss of our number inventory. These factors may have a material adverse effect on our business, prospects, financial condition, operating results, cash flows and growth in or entry into foreign or domestic markets.

In addition, future growth in our phone number-based cloud services customer base, together with growth in the customer bases of other providers of phone number-based services, has increased and may continue to increase the demand for large quantities of numbers, which could lead to insufficient capacity and our inability to acquire sufficient numbers to accommodate our future growth.

The successful operation of our business depends upon the supply of critical business elements from other companies.

We depend upon third parties for critical elements of our business and we do not control the operations of these parties or their facilities on which we depend. We rely on private third-party providers for our Internet, telecommunications and other connections and for data center hosting facilities and cloud computing needs. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Any damage to or disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, any cybersecurity or physical breach of their facilities, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our customer relations, business, prospects, financial condition, operating results and cash flows. Our arrangements with these third parties typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster, a pandemic (such as COVID-19) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.

These hardware, software, data, and cloud computing systems may not continue to be available at reasonable prices, on commercially reasonable terms, or at all. Any loss of the right to use any of these hardware, software, or cloud computing systems could significantly increase our expenses and otherwise result in delays in the provisioning of our services until equivalent technology is either developed by us, or, if available, is identified, obtained through purchase or license, and integrated into our services.

We may be subject to increased rates for the telecommunications services we purchase from regulated carriers which could require us to either raise the retail prices of our offerings and lose customers or reduce our profit margins.

The FCC adopted wide-ranging reforms to the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our services to our customers. As a result of the FCC’s reforms, regulated providers of telecommunications services are determining how the rates they charge customers like us will change in order to comply with the new rules. It is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide phone number-based cloud services may increase which may require us to increase the retail price of our products services. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our customers, our profit margins may decrease.

Increased cost of email transmissions could have a material adverse effect on our business.

We rely on email for the delivery of certain cloud fax services. If regulations or other changes in the industry lead to a charge associated with the sending or receiving of email messages, the cost of providing our services could increase and, if significant, could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

Our sales cycle with enterprise and commercial customers can be long and unpredictable, and our sales efforts require considerable time and expense.

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and services by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and services. The length of our sales cycle for enterprise customers from initial evaluation to payment for our offerings can be as long as 12 to 18 months, but can vary substantially from customer to customer and from offering to offering. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true in the case of customers in highly regulated industries, including healthcare, where longer evaluation, testing and qualification processes often result in longer sales cycles. The timing of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle for these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in a sale.

A system failure, cybersecurity breach or other technological risk could delay or interrupt service to our customers, harm our reputation or subject us to significant liability.

Our operations are dependent on our network being free from material interruption by damage from fire, earthquake, flood, storm, tornado and other severe weather and climate conditions (including those resulting from or exacerbated by climate change), power loss, telecommunications failure, unauthorized entry, computer viruses, cyber-attacks or any other events beyond our control. Similarly, the operations of our partners and other third parties with which we work are also susceptible to the same risks. There can be no assurance that our existing and planned precautions of backup systems, regular data backups, security protocols and other procedures will be adequate to prevent significant damage, system failure or data loss and the same is true for our partners, vendors and other third parties on which we rely. We have experienced automated log in attempts to gain unauthorized access to customer accounts. To date, these events have not resulted in the material impairment of any business operations.

Many of our services are cloud and web-based, and the amount of data we store for our customers on our servers has been increasing. Despite the implementation of security measures, our infrastructure, and that of our partners, vendors and other third parties, may be vulnerable to computer viruses, hackers or similar disruptive problems caused by our vendors, partners, other third parties, customers employees or other internet users who attempt to invade public and private data networks. As seen in the industries in which we operate and others, these activities have been, and will continue to be, subject to continually evolving cybersecurity and technological risks. Further, in some cases we do not have in place disaster recovery facilities for certain ancillary services.

A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a material compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine, the risk of cyber-attacks may be elevated. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.

Our Board is briefed on cybersecurity risks and we implement cybersecurity risk management under our Board’s oversight. We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event.

Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows, or cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, these events have not resulted in the material impairment of any business operations.

If our products and services fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims and our market share could decline.

Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and services. The applications underlying our products and services are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have from time to time found defects in our products and services and may discover additional defects in the future that could result in data unavailability or unauthorized access or other harm to, or loss or corruption of, our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and services. Consequently, we or our customers may discover defects or errors after our products and services have been employed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, potential customers may not adopt our products and services and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and services may be substantial and could adversely affect our operating results.

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, we face significant competition for users, advertisers, publishers, developers and distributors.

Some of our competitors include major companies with much greater resources and significantly larger customer bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.

Some of our existing competitors and possible entrants may have greater brand recognition for certain products and services, more expertise in a particular segment of the market, and greater operational, strategic, technological, financial, personnel, or other resources than we do. Many of our competitors have access to considerable financial and technical resources with which to compete aggressively, including by funding future growth and expansion and investing in acquisitions, technologies, and research and development. Further, emerging start-ups may be able to innovate and provide new products and services faster than we can. In addition, competitors may consolidate with each other or collaborate, and new competitors may enter the market. Some of our competitors in international markets have a substantial competitive advantage over us because they have dominant market share in their territories, are owned by local telecommunications providers, have greater brand recognition, are focused on a single market, are more familiar with local tastes and preferences, or have greater regulatory and operational flexibility due to the fact that we may be subject to both U.S. and foreign regulatory requirements.

If our competitors are more successful than we are in developing and deploying compelling products or in attracting and retaining users, advertisers, publishers, developers, or distributors, our revenue and growth rates could decline.

Our growth will depend on our ability to develop, strengthen, and protect our brands, and these efforts may be costly and have varying degrees of success.

Some of our brands, such as eFax are widely recognized, while others of our brands, including Consensus, are relatively new to the market. Developing Consensus or other new brands into competitive brands and strengthening our current brands will be critical to achieving widespread commercial acceptance of our products and services. This will require our continued focus on active marketing, the costs of which have been increasing and may continue to increase. In addition, substantial initial investments may be required to launch new brands and expand existing brands to cover new geographic territories and fields. Accordingly, we may need to spend increasing amounts of money on, and devote greater resources to, advertising, marketing and other efforts to cultivate brand recognition and customer loyalty. Brand promotion activities may not yield increased revenues and, even if they do, increased revenues may not offset the expenses incurred. A failure to launch, promote, and maintain our brands, or the incurrence of substantial expenses in doing so, could have a material adverse effect on our business.

Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eFax, are descriptive or generic when applied to the products and services we offer. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including eFax. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract customer may be adversely affected.

We hold domain names relating to our brands, in the U.S. and internationally. The acquisition and maintenance of domain names are generally regulated by governmental agencies and their designees. The regulation of domain names may change. Governing bodies may establish additional top-level domains, appoint additional domain name registrars or modify the requirements for holding domain names. As a result, we may be unable to acquire or maintain all relevant domain names that relate to our brands. Furthermore, international rules governing the acquisition and maintenance of domain names in foreign jurisdictions are sometimes different from U.S. rules, and we may not be able to obtain all of our domains internationally. As a result of these factors, we may be unable to prevent third parties from acquiring domain names that are similar to, infringe upon or otherwise decrease the value of our brands, trademarks or other proprietary rights. In addition, failure to secure or maintain domain names relevant to our brands could adversely affect our reputation and make it more difficult for users to find our websites and services.

Inadequate intellectual property protections could prevent us from defending our proprietary technology and intellectual property.

Our success depends, in part, upon our proprietary technology and intellectual property. We rely on a combination of patents, trademarks, trade secrets, copyrights, contractual restrictions, and other confidentiality safeguards to protect our proprietary technology. However, these measures may provide only limited protection and it may be costly and time-consuming to enforce compliance with our intellectual property rights. In some circumstances, we may not have adequate, economically feasible or realistic options for enforcing our intellectual property and we may be unable to detect unauthorized use. While we have a robust worldwide portfolio of issued patents and pending patent applications, there can be no assurance that any of these patents will not be challenged, invalidated or circumvented, that we will be able to successfully police infringement, or that any rights granted under these patents will in fact provide a competitive advantage to us.

In addition, our ability to register or protect our patents, copyrights, trademarks, trade secrets and other intellectual property may be limited in some foreign countries. As a result, we may not be able to effectively prevent competitors in these regions from utilizing our intellectual property, which could reduce our competitive advantage and ability to compete in those regions and negatively impact our business.

We also strive to protect our intellectual property rights by relying on federal, state and common law rights, as well as contractual restrictions. We typically enter into confidentiality and invention assignment agreements with our employees and contractors, and confidentiality agreements with parties with whom we conduct business in order to limit access to, and disclosure and use of, our proprietary information. However, we may not be successful in executing these agreements with every party who has access to our confidential information or contributes to the development of our technology or intellectual property rights. Those agreements that we do execute may be breached, and we may not have adequate remedies for any such breach. These contractual arrangements and the other steps we have taken to protect our intellectual property rights may not prevent the misappropriation or disclosure of our proprietary information nor deter independent development of similar technology or intellectual property by others.

Monitoring unauthorized use of the content on our websites and mobile applications, and our other intellectual property and technology, is difficult and costly. Our efforts to protect our proprietary rights and intellectual property may not have been and may not be adequate to prevent their misappropriation or misuse. Third parties from time to time copy content or other intellectual property or technology from our solutions without authorization and seek to use it for their own benefit. We generally seek to address such unauthorized copying or use, but we have not always been successful in stopping all unauthorized use of our content or other intellectual property or technology, and may not be successful in doing so in the future. Further, we may not have been and may not be able to detect unauthorized use of our technology or intellectual property, or to take appropriate steps to enforce our intellectual property rights.

Companies that operate in the same industry as us have experienced substantial litigation regarding intellectual property. We may find it necessary or appropriate to initiate claims or litigation to enforce our intellectual property rights or determine the validity and scope of intellectual property rights claimed by others. This or any other litigation to enforce or defend our intellectual property rights may be expensive and time consuming, could divert management resources and may not be adequate to protect our business.

We may be found to have infringed the intellectual property rights of others, which could expose us to substantial damages or restrict our operations.

We may be subject to legal claims that we have infringed the intellectual property rights of others. The ready availability of damages and royalties and the potential for injunctive relief have increased the costs associated with litigating and settling patent infringement claims. In addition, we may be required to indemnify our resellers and users for similar claims made against them. Any claims, whether or not meritorious, could require us to spend significant time, money, and other resources in litigation, pay damages and royalties, develop new intellectual property, modify, design around, or discontinue existing products, services, or features, or acquire licenses to the intellectual property that is the subject of the infringement claims. These licenses, if required, may not be available at all or have acceptable terms. As a result, intellectual property claims against us could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

We may be subject to risks from international operations.

To the extent we expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest, economic instability, geopolitical tensions or war in a specific country or region (including the invasion of Ukraine by Russia); trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

Further, the impact on the global economy as a result of unforeseen global crises such as war (including the invasion of Ukraine by Russia and any related political or economic responses and counter-responses or otherwise by various global actors), strife, strikes, global health pandemics, earthquakes or major weather events or other uncontrollable events could negatively impact our revenue and operating results.

We may be engaged in legal proceedings that could cause us to incur unforeseen expenses and could divert significant operational resources and our management’s time and attention.

From time to time, we are subject to litigation or claims or are involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and anti-trust that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We do not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material.

Our business is highly dependent on our billing systems.

A significant part of our revenues depends on prompt and accurate billing processes. Customer billing is a highly complex process, and our billing systems must efficiently interface with third-party systems, such as those of credit card processing companies. Our ability to accurately and efficiently bill our customers is dependent on the successful operation of our billing systems and the third-party systems upon which we rely, such as our credit card processor, and our ability to provide these third parties the information required to process transactions. In addition, our ability to offer new services or alternative-billing plans is dependent on our ability to customize our billing systems. Any failures or errors in our billing systems or procedures, or any disruptions in billing-related services provided by our vendors, could impair our ability to properly bill our current customers or attract and service new customers, and thereby could materially and adversely affect our business and financial results.

Increased numbers of credit and debit card declines in our business could lead to a decrease in our revenues or rate of revenue growth.

A significant number of our customers pay for our services through credit and debit cards, particularly with respect to our SoHo fax products. Weakness in certain segments of the credit markets and in the U.S. and global economies could result in increased numbers of rejected credit and debit card payments. We believe this could result in increased customer cancellations and decreased customer signups. Rejected credit or debit card payments, customer cancellations and decreased customer sign up may adversely impact our revenues and profitability.

If our business experiences excessive fraudulent activity or cannot meet evolving credit card company merchant standards, we could incur substantial costs and lose the right to accept credit cards for payment and our customer base could decrease significantly.

A significant number of our customers, particularly for our SoHo fax products, authorize us to bill their credit card accounts directly for all service fees charged by us. If people pay for these services with stolen credit cards, we could incur substantial unreimbursed third-party vendor costs. We also incur losses from claims that the customer did not authorize the credit card transaction to purchase our service. If the numbers of unauthorized credit card transactions become excessive, we could be assessed substantial fines for excess chargebacks and could lose the right to accept credit cards for payment. In addition, we are subject to Payment Card Industry (“PCI”) data security standards, which require periodic audits by independent third parties to assess our compliance. PCI standards are a comprehensive set of requirements for enhancing payment account data security. Failure to comply with the security requirements or rectify a security issue may result in fines or a restriction on accepting payment cards. Credit card companies may change the standards required to utilize their services from time to time. If we are unable to meet these new standards, we could be unable to accept credit cards. Further, the law relating to the liability of providers of online payment services is currently unsettled and states may enact their own rules with which we may not comply. Substantial losses due to fraud or our inability to accept credit card payments, which could cause our customer base to significantly decrease, could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Our success depends on our retention of our executive officers, senior management and our ability to hire and retain key personnel.

Our success depends on the skills, experience and performance of our key personnel, including our executive officers, senior management and skilled workforce. The loss of the services of one or more of our key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. In particular, the recruitment and retention of top technical, marketing, sales and subject matter experts - particularly those with specialized knowledge, will be critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain key personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services

We have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages more generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations.

Political instability and volatility in the economy may adversely affect segments of our customers, which may result in decreased usage and advertising levels, customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers may be adversely affected by political instability and volatility in the general economy or any downturns. To the extent these customers’ businesses are adversely affected by political instability or volatility, their usage of our services and/or our customer retention rates could decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising, e-commerce or other revenues, which may adversely impact our revenues and profitability. For example, in connection with the conflict between Russia and Ukraine, the U.S. governments have imposed severe economic sanctions and export controls and have threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by Russia or other countries, on the businesses and results of operations or our customers or us is unknown.

Risks Related To Our Regulation Including Taxation

Changes in regulations relating to health information communication protocols could affect our business.

The Office of the National Coordinator for Health Information Technology (“ONC”) is the principal U.S. federal entity charged with the coordination of nationwide efforts to implement and use health IT for the electronic exchange of health information. ONC regularly proposes legislative changes to incentivize the healthcare industry to adopt specific electronic tools to exchange health information. Changes to information exchange requirements could impact the use of cloud fax as a communication choice for healthcare entities and have a material impact on our business, prospects, financial condition, operating results and cash flows.

We face potential liability related to the privacy and security of health-related information we collect from, or on behalf of, our consumers and customers.

The privacy and security of information about the physical or mental health or condition of an individual is an area of significant focus in the U.S. because of heightened privacy concerns and the potential for significant consumer harm from the misuse of such sensitive data. We have procedures and technology in place intended to safeguard the information we receive from customers and users of our services from unauthorized access or use. The Privacy Standards and Security Standards under the Health Insurance Portability and Accountability Act of 1996 (“HIPAA”) establish a set of basic national privacy and security standards for the protection of individually identifiable health information by health plans, healthcare clearinghouses and certain healthcare providers, referred to as “covered entities”, and the business associates with whom such covered entities contract for services. Notably, whereas HIPAA previously directly regulated only these covered entities, the Health Information Technology for Economic and Clinical Health Act of 2009 (“HITECH”) makes certain of HIPAA’s Privacy and Security Standards directly applicable to covered entities’ business associates. As a result, business associates are now subject to significant civil and criminal penalties for failure to comply with applicable Privacy and Security Standards. Additionally, certain states have adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA.

HIPAA directly applies to covered entities such as our hospital clients. Since these clients disclose protected health information to our subsidiaries so that those subsidiaries can provide certain services to them, those subsidiaries are business associates of those clients. In addition, we may sign business associate agreements in connection with the provision of the products and services developed for other third parties or in connection with certain of our other services that may transmit or store protected health information.

Failure to comply with the requirements of HIPAA or HITECH or any of the applicable federal and state laws regarding patient privacy, identity theft prevention and detection, breach notification and data security may subject us to penalties, including civil monetary penalties and, in some circumstances, criminal penalties or contractual liability under agreements with our customers and clients. Any failure or perception of failure of our products or services to meet HIPAA, HITECH and related regulatory requirements could expose us to risks of investigation, notification, litigation, penalty or enforcement, adversely affect demand for our products and services and force us to expend significant capital and other resources to modify our products or services to address the privacy and security requirements of our clients and HIPAA and HITECH.

Our services may become subject to burdensome regulation, which could increase our costs or restrict our service offerings.

We believe that most of our services are “information services” under the Telecommunications Act of 1996 and related precedent, or, if not “information services,” that we are entitled to other exemptions, meaning that we generally are not currently subject to U.S. telecommunications services regulation at both the federal and state levels. We utilize data transmissions over public telephone lines and other facilities provided by third-party carriers. These transmissions are subject to foreign and domestic laws and regulation by the FCC, state public utility commissions and foreign governmental authorities. These regulations affect the availability of numbers, the prices we pay for transmission services, the administrative costs associated with providing our services, the competition we face from telecommunications service providers and other aspects of our market. However, as messaging and communications services converge and as the services we offer expand, we may become subject to FCC or other regulatory agency regulation. It is also possible that a federal or state regulatory agency could take the position that our offerings, or a subset of our offerings, are properly classified as telecommunications services or otherwise not entitled to certain exemptions upon which we currently rely. Such a finding could potentially subject us to fines, penalties or enforcement actions as well as liabilities for past regulatory fees and charges, retroactive contributions to various telecommunications-related funds, telecommunications-related taxes, penalties and interest. It is also possible that such a finding could subject us to additional regulatory obligations that could potentially require us either to modify our offerings in a costly manner, diminish our ability to retain customers, or discontinue certain offerings, in order to comply with certain regulations. Changes in the regulatory environment could decrease our revenues, increase our costs and restrict our service offerings. In many of our international locations, we are subject to regulation by the applicable governmental authority.

In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results and cash flows.

The Telephone Consumer Protection Act (the “TCPA”) and FCC rules implementing the TCPA, as amended by the Junk Fax Act, prohibit sending unsolicited facsimile advertisements to telephone fax machines. The FCC, the Federal Trade Commission (“FTC”), or both may initiate enforcement action against companies that send “junk faxes” and individuals also may have a private cause of action. Although entities that merely transmit facsimile messages on behalf of others are not liable for compliance with the prohibition on faxing unsolicited advertisements, the exemption from liability does not apply to fax transmitters that have a high degree of involvement or actual notice of an illegal use and have failed to take steps to prevent such transmissions. We take significant steps to ensure that our services are not used to send unsolicited faxes on a large scale, and we do not believe that we have a high degree of involvement in or notice of the use of our service to broadcast junk faxes. However, because fax transmitters do not enjoy an absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for transmitting unsolicited faxes, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.

Likewise, the TCPA also prohibits placing calls or sending text messages to mobile phones without “prior express consent” subject to limited exceptions. Parties that solely enable calling or text messaging are only directly liable under the TCPA pursuant to federal common law vicarious liability principles. We take significant steps to ensure that users understand that they are responsible for how they use our technology including complying with relevant federal and state law. However, because we do not enjoy absolute exemption from liability under the TCPA and related FCC and FTC rules, we could face inquiries from the FCC and FTC or enforcement actions by these agencies, or private causes of action, if someone uses our service for such impermissible purposes. If this were to occur and we were to be held liable for someone’s use of our service for unauthorized calling or text messaging mobile users, the financial penalties could cause a material adverse effect on our operations and harm our business reputation.

Changes in our tax rates, changes in tax treatment of companies engaged in e-commerce, the adoption of new U.S. or international tax legislation, or exposure to additional tax liabilities may adversely impact our financial results.

We are a U.S.-based multinational company subject to taxes in the U.S. and foreign jurisdictions. Our provision for income taxes is based on a jurisdictional mix of earnings, statutory tax rates and enacted tax rules, including transfer pricing. Due to economic and political conditions, tax rates in various jurisdictions may be subject to significant change. As a result, our future effective tax rates could be affected by changes in the mix of earnings in countries with differing statutory tax rates, changes in the valuation of deferred tax assets and liabilities, or changes in tax laws or their interpretation. These changes may adversely impact our effective tax rate and harm our financial position and results of operations.

We are subject to examination by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities and government bodies. We regularly assess the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of our income tax and other tax reserves. If our reserves are not sufficient to cover these contingencies, such inadequacy could materially adversely affect our business, prospects, financial condition, operating results, and cash flows.

In addition, due to the global nature of the Internet, it is possible that various states or foreign countries might attempt to impose additional or new regulation on our business or levy additional or new sales, income or other taxes relating to our activities. Tax authorities at the international, federal, state and local levels are currently reviewing the appropriate treatment of companies engaged in e-commerce. New or revised international, federal, state or local tax regulations or court decisions may subject us or our customers to additional sales, income and other taxes. For example, the European Union, certain member states, and other countries, as well as states within the United States, have proposed or enacted taxes on online advertising and marketplace service revenues. The application of existing, new or revised taxes on our business, in particular, sales taxes, VAT and similar taxes would likely increase the cost of doing business online and decrease the attractiveness of selling products over the internet. Any of these events could have a material adverse effect on our business, financial condition, and operating results.

We are currently under or subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. Management currently believes we have adequate reserves established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We believe we remit state and local sales and use tax, excise, utility user, and ad valorem taxes, fees and surcharges or other similar obligations in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is a complex and evolving area. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest or future requirements may materially adversely affect our business, financial condition and operating results. these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

We are subject to a variety of new and existing laws and regulations which could subject us to claims, judgments, monetary liabilities and other remedies, and to limitations on our business practices.

The application of existing domestic and international laws and regulations to us relating to issues such as defamation, pricing, advertising, taxation, promotions, billing, consumer protection, export controls, accessibility, content regulation, data privacy, intellectual property ownership and infringement, and accreditation in many instances is unclear or unsettled. In addition, we will also be subject to any new laws and regulations directly applicable to our domestic and international activities. Internationally, we may also be subject to laws regulating our activities in foreign countries and to foreign laws and regulations that are inconsistent from country to country. We may incur substantial liabilities for expenses necessary to comply with these laws and regulations, as well as potential substantial penalties for any failure to comply. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

In certain instances, we may be subject to enhanced privacy obligations based on the type of information we store and process. While we believe we are in compliance with the relevant laws and regulations, we could be subject to enforcement actions, fines, forfeitures and other adverse actions.

The Controlling the Assault of Non-Solicited Pornography and Marketing Act of 2003 (the “CAN-SPAM Act”), which allows for penalties that run into the millions of dollars, requires commercial emails to include identifying information from the sender and a mechanism for the receiver to opt out of receiving future emails. Several states have enacted additional, more restrictive and punitive laws regulating commercial email. Foreign legislation exists as well, including Canada’s Anti-Spam Legislation and the European laws that have been enacted pursuant to the GDPR and European Union Directive 2002/58/EC and its amendments. We use email as a significant means of communicating with our existing and potential users. We believe that our email practices comply with the requirements of the CAN-SPAM Act, state laws, and applicable foreign legislation. If we were ever found to be in violation of these laws and regulations, or any other laws or regulations, our business, financial condition, operating results and cash flows could be materially adversely affected.

Many third-parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications. We believe we are in compliance with relevant law. If the law changes with the ADA, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business, we may become subject to injunctive relief, plaintiffs may be able to recover attorneys’ fees, and it is possible that, while the ADA does not provide for monetary damages, we become subject to such damages through state consumer protection or other laws. It is possible that these potential liabilities could cause a material adverse effect on our operations and harm our business reputation.

As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., we, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., on July 16, 2020, the Court of Justice of the European Union issued a judgment declaring as “invalid” the European Commission’s Decision (EU) 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield, rendering it invalid. We cannot predict how or if these issues will be resolved nor can we evaluate any potential liability at this time.

The Company has put into place various alternative grounds on which to rely in order to be in compliance with relevant law for the transfer of data from overseas locations to the U.S. which have not been invalidated by the European Court of Justice. Some independent data regulators have adopted the position that other forms of compliance are also invalid though the legal grounds for these findings remain unclear at this time. We cannot predict at this time whether the alternative grounds that we continue to implement will be found to be consistent with relevant laws nor what any potential liability may be at this time.

On June 28, 2018, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. We believe we have implemented such links to the extent necessary and our privacy policies have been updated and posted on our websites.

Failure or perceived failure by us to comply with our policies, applicable requirements, or industry self-regulatory principles related to the collection, use, sharing or security of personal information, or other privacy, data-retention or data-protection matters could result in a loss of user confidence in us, damage to our brands, and ultimately in a loss of users and advertising partners, which could adversely affect our business. Changes in these or any other laws and regulations or the interpretation of them could increase our future compliance costs, limit the amount and type of data we can collect, transfer, share, or sell, make our products and services less attractive to our users, or cause us to change or limit our business practices. Further, any failure on our part to comply with any relevant laws or regulations may subject us to significant civil or criminal liabilities.

If we are subject to burdensome laws or regulations or if we fail to adhere to the requirements of public or private regulations, our business, financial condition and results of operations could suffer.

The requirements of being a public company, including developing and maintaining proper and effective disclosure controls and procedures and internal control over financial reporting, may strain our resources and divert management’s attention away from other business concerns.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel will devote a substantial amount of time to compliance with these requirements and as an independent public company, such compliance has resulted in increased legal, accounting and financial costs. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of such controls, we have expended, and anticipate that we will continue to expend, significant resources. For example, we have hired and expect to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts. We expect to incur significant expenses and devote substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act, when such attestation is required. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. As reported elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to our accounting for the separation and distribution.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. While we have designed and implemented, or expect to implement, measures to remediate this material weakness, our efforts to remediate this material weakness may not be effective. Moreover, we are also continuing to develop our internal controls and processes. Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in business conditions. For example, because we have acquired companies in the past and may continue to do so in the future, we need to effectively expend resources to integrate the controls of these acquired entities with ours. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting will be required to be included in the periodic reports that we file with the SEC. Any current or future material weakness in our internal control over financial reporting, or adverse report thereon, could cause investors to lose confidence in the accuracy and completeness of our financial reports, could cause the market price of our common stock to decline, and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation.

Risks Related To Our Stock

The trading market for our common stock has existed for only a short period following the distribution. Our stock price may fluctuate significantly.

Prior to the distribution, there was no public market for our common stock. An active trading market for our common stock commenced only recently following the distribution and may not be sustainable. The market price of our common stock has in the past, and may continue to, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:

•actual or anticipated fluctuations in our operating results;
•changes in earnings estimated by securities analysts or our ability to meet those estimates;
•the operating and stock price performance of comparable companies;
•changes to the regulatory and legal environment in which we operate; and
•domestic and worldwide economic conditions.

Stock markets in general have experienced volatility that has often been unrelated to the operating performance of a particular company. These broad market fluctuations could also adversely affect the trading price of our common stock.

We do not intend to pay dividends on our common stock.

We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant.

Reduced reporting and disclosure requirements applicable to us as an emerging growth company could make our common stock less attractive to investors.

We are an EGC and, for as long as we continue to be an EGC, we may choose to continue to take advantage of exemptions from various reporting requirements applicable to other public companies. Consequently, we are not required to have our independent registered public accounting firm audit our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act, and we are subject to reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements and exemptions from the requirements of holding a nonbinding advisory vote on executive compensation and stockholder approval of any golden parachute payments not previously approved. In addition, the JOBS Act provides that an EGC can take advantage of an extended transition period for complying with new or revised accounting standards. We have elected to take advantage of the extended transition period. As a result, our financial statements may not be comparable to companies that comply with new or revised accounting pronouncements as of the dates such pronouncements are effective for public companies. We will cease to be an EGC upon the earliest of: (i) the last day of the fiscal year following the fifth anniversary of the date of the first sale of our common stock pursuant to an effective registration statement filed under the Securities Act, (ii) the first fiscal year after our annual gross revenue is $1.07 billion or more, (iii) the date on which we have, during the previous three-year period, issued more than $1 billion in nonconvertible debt securities or (iv) the end of any fiscal year in which the market value of our common stock held by non-affiliates exceeded $700 million as of the end of the second quarter of that fiscal year. We cannot predict whether investors will find our common stock less attractive if we choose to rely on these exemptions. If some investors find our common stock less attractive as a result of any choices to reduce future disclosure, there may be a less active trading market for our common stock, and the price of our common stock may be more volatile.

We have identified a material weakness in our internal control over financial reporting related to the accounting for the separation and distribution , and if our remediation of such material weakness is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As reported elsewhere in this Annual Report on Form 10-K, we have identified a material weakness in our internal control over financial reporting related to our accounting for the separation and distribution. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weakness, that the material weakness will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weakness in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. We also cannot assure you that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to remediate this existing material weakness and document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting, if and when required.

Matters affecting our internal controls, including the material weakness describe above, may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, violations of applicable stock exchange listing rules, and litigation brought by our shareholders and others. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital, and also could result in litigation brought by our shareholders and others.

Future sales by Ziff Davis or others of our common stock, or the perception that such sales may occur, could depress our common stock price.

As of December 31, 2021, Ziff Davis owned 19.9% of the economic interest and voting power of our outstanding common stock. Future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), for so long as Ziff Davis is deemed to be our affiliate, unless the shares to be sold are registered with the Securities and Exchange Commission, or SEC. We are a party to a Stockholder and Registration Rights Agreement with Ziff Davis, pursuant to which we agreed, upon request of Ziff Davis, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock that it retains. We have received a request from Ziff Davis to register all shares of our common stock held by Ziff Davis. We are unable to predict with certainty whether or when Ziff Davis will distribute to holders of Ziff Davis debt and/or Ziff Davis stockholders, or sell, a substantial number of shares of our common stock following the distribution. Sales by Ziff Davis or others of a substantial number of shares after the distribution, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

Immediately following the distribution, we filed a registration statement on Form S-8 registering under the Securities Act the shares of our common stock reserved for issuance under our 2021 Equity Incentive Plan. If equity securities granted under our 2021 Equity Incentive Plan are sold or it is perceived that they will be sold in the public market, the trading price of our common stock could decline substantially. These sales also could impede our ability to raise future capital.

Certain provisions in our amended and restated certificate of incorporation and amended and restated bylaws, and of Delaware law, may prevent or delay an acquisition of Consensus, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors rather than to attempt a hostile takeover. These provisions will, among other things:

•permit our Board of Directors to issue one or more series of preferred stock with such powers, rights and preferences as the Board of Directors shall determine;
•subject to a five-year sunset from the date of the distribution, provide for a classified Board of Directors, with each class serving a staggered three-year term, which could have the effect of making the replacement of incumbent directors more time consuming and difficult;
•provide that, as long as our Board of Directors is classified, our directors can be removed for cause only;
•prohibit stockholder action by written consent;
•limit the ability of stockholders to call a special meeting of stockholders;
•provide that vacancies on the Board of Directors could be filled only by a majority vote of directors then in office, even if less than a quorum, or by a sole remaining director; and
•establish advance notice requirements for stockholder proposals and nominations of candidates for election as directors.
These provisions may prevent or discourage attempts to remove and replace incumbent directors. In addition, these limitations may adversely affect the prevailing market price and market for our common stock if they are viewed as limiting the liquidity of our stock or discouraging takeover attempts in the future.

Because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (“DGCL”), this provision could also delay or prevent a change of control that stockholders may favor. Section 203 provides that, subject to limited exceptions, persons that acquire, or are affiliated with a person that acquires, more than 15% of the outstanding voting stock of a Delaware corporation shall not engage in any business combination with that corporation, including by merger, consolidation or acquisitions of additional shares, for a three-year period following the date on which that person or their affiliates becomes the holder of more than 15% of the corporation’s outstanding voting stock.

In addition, an acquisition or further issuance of our common stock could trigger the application of Section 355(e) of the Code, causing the distribution to be taxable to Ziff Davis. Under the tax matters agreement, we would be required to indemnify Ziff Davis for the resulting tax, and this indemnity obligation might discourage, delay or prevent a change of control that you may consider favorable.

Our amended and restated bylaws designate the Court of Chancery of the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, and the United States federal district courts as the exclusive forum for claims under the Securities Act, which could limit our stockholders’ ability to obtain what such stockholders believe to be a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated bylaws provide that, unless Consensus consents in writing to the selection of an alternative forum, the sole and exclusive forum for (a) any derivative action or proceeding brought on behalf of Consensus, (b) any action asserting a claim of breach of a fiduciary duty owed by any current or former director, officer or other employee, agent or stockholder of Consensus to Consensus or its stockholders, (c) any action asserting a claim against Consensus or any current or former director, officer or other employee of Consensus arising pursuant to any provision of the DGCL or our amended and restated certificate of incorporation or bylaws or as to which the DGCL confers jurisdiction on the Court of Chancery of the State of Delaware or (d) any action asserting a claim against Consensus or any current or former director, officer or other employee of Consensus governed by the internal affairs doctrine shall, in each case to the fullest extent permitted by law, be the Court of Chancery of the State of Delaware, or if such court does not have subject matter jurisdiction, a the federal district court for the District of Delaware. Furthermore, unless Consensus consents in writing to the selection of an alternative forum, the federal district courts of the United States of America shall be the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act or the rules or regulations thereunder. Our exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or the rules and regulations thereunder, and investors cannot waive compliance with the federal securities laws and the rules and regulations thereunder. These exclusive provisions may limit a stockholder’s ability to bring a claim in a judicial forum that he, she or it believes to be favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits. It is possible that a court could find these exclusive forum provisions inapplicable or unenforceable with respect to one or more of the specified types of actions or proceedings, and we may incur additional costs associated with resolving such matters in other jurisdictions, which could materially adversely affect our business, financial condition and results of operations and result in a diversion of the time and resources of our management and board of directors.

If securities or industry analysts do not publish research or publish misleading or unfavorable research about our business, our stock price and trading volume could decline.

The trading market for Consensus’ common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have five research analysts covering Consensus’ common stock. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of Consensus’ common stock or fails to publish reports on us regularly, demand for Consensus’ common stock could decrease, which could cause Consensus’ common stock price or trading volume to decline.

Risks Related To the Separation

If the distribution, together with certain related transactions, does not qualify as a transaction that is generally tax-free for U.S. federal income tax purposes, Ziff Davis, Consensus and Ziff Davis stockholders could be subject to significant tax liabilities, and, in certain circumstances, Consensus could be required to indemnify Ziff Davis for material taxes and other related amounts pursuant to indemnification obligations under the tax matters agreement.

Prior to the completion of the separation and distribution the Parent Company received (i) a private letter ruling from the IRS regarding certain U.S. federal income tax matters relating to the separation and related transactions and (ii) an opinion from its tax advisors regarding the qualification of the distribution, together with certain related transactions, as generally tax-free, for U.S. federal income tax purposes, under Sections 355 and 368(a)(1)(D) of the Code. Such opinions and IRS private letter ruling are based, among other things, on various facts and assumptions, as well as certain representations, statements and undertakings of Ziff Davis and Consensus. If any of these facts, assumptions, representations, statements or undertakings is, or becomes, inaccurate or incomplete, or if Ziff Davis or Consensus breach any of their respective covenants contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any tax opinion, the IRS private letter ruling and/or any tax opinion may be invalid. Accordingly, notwithstanding receipt of the IRS private letter ruling and/or opinions of counsel or other external tax advisors, the IRS could determine that the distribution and certain related transactions should be treated as taxable transactions for U.S. federal income tax purposes if it determines that any of the facts, assumptions, representations, statements or undertakings that were included in the request for the IRS private letter ruling or on which any opinion was based are false or have been violated. In addition, the IRS private letter ruling does not address all of the issues that are relevant to determining whether the distribution, together with certain related transactions, qualifies as a transaction that is generally tax-free for U.S. federal income tax purposes, and an opinion of outside counsel or other external tax advisor represents the judgment of such counsel or advisor which is not binding on the IRS or any court. Accordingly, notwithstanding receipt by of the IRS private letter ruling and the tax opinions referred to above, there can be no assurance that the IRS will not assert that the distribution and/or certain related transactions do not qualify for tax-free treatment for U.S. federal income tax purposes or that a court would not sustain such a challenge. In the event the IRS were to prevail with such challenge, Ziff Davis, Consensus and Ziff Davis’s stockholders could be subject to significant U.S. federal income tax liability.

If the distribution, together with certain related transactions, fails to qualify as a transaction that is generally tax-free under Sections 355 and 368(a)(1)(D) of the Code, in general, for U.S. federal income tax purposes, Ziff Davis would recognize taxable gain as if it has sold the Consensus common stock in a taxable sale for its fair market value and Ziff Davis stockholders who received shares of Consensus common stock in the distribution would be subject to tax as if they had received a taxable distribution equal to the fair market value of such shares.

Under the tax matters agreement entered into by Ziff Davis and Consensus in connection with the separation, Consensus generally is required to indemnify Ziff Davis for any taxes resulting from the separation (and any related costs and other damages) to the extent such amounts resulted from (i) an acquisition of all or a portion of the equity securities or assets of Consensus, whether by merger or otherwise (and regardless of whether Consensus participated in or otherwise facilitated the acquisition), (ii) other actions or failures to act by Consensus or (iii) any of the representations or undertakings of Consensus contained in any of the separation-related agreements or in the documents relating to the IRS private letter ruling and/or any tax opinion being incorrect or violated. Any such indemnity obligations could be material.

In addition, Ziff Davis, Consensus and their respective subsidiaries may incur certain tax costs in connection with the separation, including non-U.S. tax costs resulting from separations in multiple non-U.S. jurisdictions that do not legally provide for tax-free separations, which may be material.

We may not be able to engage in desirable strategic or capital-raising transactions following the separation.

To preserve the tax-free treatment of the separation and the distribution for U.S. federal income tax purposes, for the three-year period following the separation, we are prohibited under the tax matters agreement, except in specific circumstances, from: (i) entering into any transaction pursuant to which all or a portion of the shares of Consensus common stock would be acquired, whether by merger or otherwise, (ii) issuing equity securities beyond certain thresholds, (iii) repurchasing shares of our common stock other than in certain open-market transactions, (iv) ceasing to actively conduct certain of our businesses or (v) taking or failing to take any other action that would prevent the distribution and certain related transactions from qualifying as a transaction that is generally tax-free for U.S. federal income tax purposes under Sections 355 and 368(a)(1)(D) of the Code. These restrictions may limit for a period of time our ability to pursue certain strategic transactions, equity issuances or repurchases or other transactions that we may believe to be in the best interests of our stockholders or that might increase the value of our business.

We have a limited history of operating as an independent company and have incurred and expect to continue to incur increased administrative and other costs following the separation by virtue of our status as an independent public company. Our historical financial information is not necessarily representative of the results that we would have achieved as a separate, publicly traded company and may not be a reliable indicator of our future results.

Our historical financial information for periods prior to the separation included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of J2 Cloud Services, LLC (“Historical Cloud Services”), a wholly owned subsidiary of J2 Global, Inc. (now Ziff Davis). As a result, the historical financial information for periods prior to the separation included in this Annual Report on Form 10-K does not necessarily reflect the financial position, results of operations or cash flows of Consensus following the separation or what Consensus’ financial position, results of operations and cash flows would have been had Consensus been a separate, standalone business during such periods. Furthermore, the Historical Cloud Services financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors, among others:

•Prior to the separation, while our business operated on a relatively standalone basis, Ziff Davis or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal auditing, human resources and corporate affairs, and also provided our IT and other corporate infrastructure. Our historical financial results for periods prior to the separation reflect allocations of corporate expenses from Ziff Davis for such functions and are likely to be less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the separation, our costs related to such functions previously performed by Ziff Davis have increased.

•To some extent historically, we have shared certain economies of scope and scale with Ziff Davis. Although we have entered into certain agreements (including a transition services agreement) with Ziff Davis in connection with the separation, these arrangements may not fully capture the benefits that we enjoyed as a result of being with a subsidiary of Ziff Davis and could result in us paying higher charges than in the past for these services.

•While Historical Cloud Services has engaged in some debt financing transactions specifically for its business, a substantial portion of its working capital requirements and capital for our general corporate purposes, including acquisitions and capital expenditures, were historically satisfied as part of the corporate-wide cash management policies of Ziff Davis. In connection with the separation, we have entered into certain financing arrangements. We may also need to obtain additional financing from banks, through public offerings or private placements of debt or equity securities, strategic relationships or other arrangements.

•Following the separation, the cost of capital for our business may be higher than Ziff Davis’s cost of capital prior to the separation.

•Other significant changes may occur in our cost structure, management, financing and business operations as a result of operating as a company separate from Ziff Davis.

Our debt obligations could adversely affect our business and our ability to meet our obligations and pay dividends.

As of April 1, 2022, Consensus has total outstanding indebtedness of approximately $805 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important adverse consequences to us and our investors, including:

•requiring a substantial portion of our cash flow from operations to make principal and interest payments;

•making it more difficult to satisfy other obligations;

•increasing the risk of a future credit ratings downgrade of our debt, which could increase future debt costs and limit the future availability of debt financing;

•increasing our vulnerability to general adverse economic, competitive and industry conditions;

•reducing the cash flows available to fund capital expenditures and other corporate purposes and to grow our business;

•limiting our flexibility in planning for, or reacting to, changes in our business and industry;

•placing us at a competitive disadvantage compared with our less-leveraged competitors;

•increasing our cost of borrowing; and

•limiting our ability to borrow additional funds as needed or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.

In addition, the indentures governing our indebtedness contain, and the agreements governing any future indebtedness may contain, restrictive covenants that may limit our ability to engage in activities that may be in our long-term best interest. Our failure to comply with those covenants could result in an event of default which, if not cured or waived, could result in the acceleration of substantially all of our debt.

Furthermore, we may be able to incur substantial additional indebtedness in the future. The terms of our outstanding indebtedness limit, but do not prohibit, us from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent us from incurring obligations that do not constitute “indebtedness.” If new indebtedness is added to our current debt levels, the related risks that we now face could intensify.

We may not be able to generate sufficient cash to service all of our indebtedness, and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.

Our ability to make scheduled payments due on our debt obligations or to refinance our debt obligations depends on our financial condition and operating performance, which are subject to prevailing economic, industry, and competitive conditions and to certain financial, business, legislative, regulatory, and other factors beyond our control, including those discussed elsewhere in this “Risk Factors” section. We may be unable to maintain a level of cash flow sufficient to permit us to pay the principal, premium, if any, and interest on our indebtedness.

If our cash flow and capital resources are insufficient to fund our debt service obligations, we could face substantial liquidity problems and could be forced to reduce or delay investments and capital expenditures or to dispose of material assets or operations, seek additional debt or equity capital or restructure or refinance our indebtedness. We may not be able to implement any such alternative measures on commercially reasonable terms or at all and, even if successful, those alternative actions may not allow us to meet our scheduled debt service obligations. The indentures governing our indebtedness will restrict, and the agreements governing any future indebtedness may restrict, our ability to dispose of assets and use the proceeds from those dispositions and may also restrict our ability to raise debt or equity capital to be used to repay other indebtedness when it becomes due. We may not be able to consummate those dispositions or to obtain proceeds in an amount sufficient to meet any debt service obligations then due.

If we cannot make payments on our debt obligations, we will be in default and all outstanding principal and interest on our debt may be declared due and payable and we could be forced into bankruptcy or liquidation.

In addition, any event of default or declaration of acceleration under one debt instrument could result in an event of default under one or more of our other debt instruments.

We or Ziff Davis may fail to perform under the transition services agreement and other transaction agreements that were executed as part of the separation, and we may not have necessary systems and services in place when these transaction agreements expire.

In connection with the separation, we entered into several agreements with Ziff Davis, including among others a transition services agreement, a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement with respect to Ziff Davis’ continuing ownership of Consensus common stock. The transition services agreement provides for the performance of certain services by each company for the benefit of the other for a transition period after the separation. The separation agreement, tax matters agreement, employee matters agreement and intellectual property license agreement determine the allocation of assets and liabilities between the companies following the separation for those respective areas and include any necessary indemnifications related to liabilities and obligations. We rely on Ziff Davis to satisfy its performance and payment obligations under these agreements. If Ziff Davis is unable to satisfy its obligations under these agreements, including its obligations with respect to the provision of transition services, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

In addition, if we do not have in place our own systems and services, or if we do not have agreements with other providers of these services in place once certain transition services expire, we may not be able to operate our business effectively and our profitability may decline. We are in the process of creating our own, or engaging third parties to provide, systems and services to replace many of the systems and services that Ziff Davis currently provides to us and/or will provide to us under the transition services agreement. However, we may not be successful in implementing these systems and services or in transitioning from Ziff Davis’s systems to our own systems, and may pay more for such systems and services that we currently pay or that we will pay under the transition services agreement.

Potential indemnification liabilities to Ziff Davis pursuant to the separation agreement could materially and adversely affect our business, financial condition, results of operations and cash flows.

The separation agreement provide for, among other things, indemnification obligations generally designed to make us financially responsible for (i) liabilities primarily associated with the Consensus business; (ii) our failure to pay, perform or otherwise promptly discharge any such liabilities or contracts, in accordance with their respective terms, whether prior to, at or after the distribution; (iii) any guarantee, indemnification obligation, surety bond or other credit support agreement, arrangement, commitment or understanding by Ziff Davis for our benefit, unless related to liabilities primarily associated with the Ziff Davis business; (iv) any breach by us of the separation agreement or any of the ancillary agreements or any action by us in contravention of our amended and restated certificate of incorporation or amended and restated bylaws; and (v) any untrue statement or alleged untrue statement of a material fact or omission or alleged omission to state a material fact required to be stated therein or necessary to make the statements therein not misleading, with respect to all information contained in the registration statement of which this Form 10-K forms a part (as amended or supplemented) or any other disclosure document that describes the separation or the distribution or Consensus and its subsidiaries or primarily relates to the transactions contemplated by the separation agreement, subject to certain exceptions. If we are required to indemnify Ziff Davis under the circumstances set forth in the separation agreement, we may be subject to substantial liabilities.

In connection with the separation, Ziff Davis is required to indemnify us for certain liabilities. However, there can be no assurance that the indemnity will be sufficient to insure us against the full amount of such liabilities, or that Ziff Davis’s ability to satisfy its indemnification obligation will not be impaired in the future. Additionally, third parties could also seek to hold us responsible for any of the liabilities that Ziff Davis has agreed to retain. In addition, Ziff Davis’s insurers may attempt to deny us coverage for liabilities associated with certain occurrences of indemnified liabilities prior to the separation. Moreover, even if we ultimately succeed in recovering from Ziff Davis or such insurance providers any amounts for which we are held liable, we may be temporarily required to bear these losses. Each of these risks could negatively affect our business, financial position, results of operations and cash flows.

We are subject to continuing contingent liabilities following the separation.

Following the separation, there are several significant areas where the liabilities of Ziff Davis may become our obligations. For example, under the Code and the related rules and regulations, each corporation that was a member of the Ziff Davis consolidated U.S. federal income tax return group during a taxable period or portion of a taxable period ending on or before the effective date of the distribution is severally liable for the U.S. federal income tax liability of the Ziff Davis consolidated U.S. federal income tax return group for that taxable period. Consequently, if Ziff Davis is unable to pay the consolidated U.S. federal income tax liability for a pre-separation period, we could be required to pay the amount of such tax, which could be substantial and in excess of the amount allocated to us under the tax matters agreement. Other provisions of federal law establish similar liability for other matters, including laws governing tax-qualified pension plans, as well as other contingent liabilities.

Potential liabilities may arise due to fraudulent transfer considerations, which would adversely affect our financial condition and results of operations.

In connection with the separation and distribution, Ziff Davis undertook several corporate reorganization transactions involving its subsidiaries which, along with the separation and distribution, may be subject to federal and state fraudulent conveyance and transfer laws. If, under these laws, a court were to determine that, at the time of the separation and distribution, any entity involved in these reorganization transactions or the separation and distribution:

•was insolvent;

•was rendered insolvent by reason of the separation and distribution;

•had remaining assets constituting unreasonably small capital; or

•intended to incur, or believed it would incur, debts beyond its ability to pay these debts as they matured,

then the court could void the separation and distribution, in whole or in part, as a fraudulent conveyance or transfer. The court could then require our stockholders to return to Ziff Davis some or all of the shares of Consensus common stock issued in the distribution, or require Ziff Davis or Consensus, as the case may be, to fund liabilities of the other company for the benefit of creditors. The measure of insolvency will vary depending upon the jurisdiction whose law is being applied. Generally, however, an entity would be considered insolvent if the fair value of its assets was less than the amount of its liabilities, or if it incurred debt beyond its ability to repay the debt as it matures.

Certain members of management, directors and shareholders hold stock in both Ziff Davis and Consensus, and as a result may face actual or potential conflicts of interest.

Certain members of management and directors own both Ziff Davis common stock and Consensus common stock. This ownership overlap could create, or appear to create, potential conflicts of interest when our management and directors face decisions that could have different implications for us and Ziff Davis. For example, potential conflicts of interest could arise in connection with the resolution of any dispute between Ziff Davis and us regarding the terms of the agreements governing the distribution and our relationship with Ziff Davis thereafter. Potential conflicts of interest may also arise out of any commercial arrangements that we or Ziff Davis may enter into in the future.

As an independent, publicly traded company, we may not enjoy the same benefits that were available to us as a business unit of Ziff Davis. It may be more costly for us to separately obtain or perform the various corporate functions that Ziff Davis performed for us prior to the separation, such as legal, treasury, accounting, auditing, human resources, investor relations, public affairs, finance and cash management services.

Historically, our business has been operated as one of Ziff Davis’s business units, and Ziff Davis performed certain of the corporate functions for our operations. Following the distribution, Ziff Davis provides support to us with respect to certain of these functions on a transitional basis. We have replicated, and must continue to replicate, certain systems, infrastructure and personnel to which we no longer have access and have incurred, and expect to continue to incur, capital and other costs associated with developing and implementing our own support functions in these areas. Such costs could be material.

As an independent, publicly traded company, we may become more susceptible to market fluctuations and other adverse events than we would have been were we still a part of Ziff Davis. As part of Ziff Davis, we were able to enjoy certain benefits from Ziff Davis’s operating diversity and available capital for investments and other uses. As an independent, publicly traded company, we do not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on our business, results of operations and financial condition.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

Principal Executive Offices

Our principal executive offices, including our global headquarters, are located at 700 S. Flower Street, 15th Floor, Los Angeles, California 90017. This location is under a lease that expires on January 31, 2031 and has approximately 48,000 square feet of office space.

Headquarters of Global Offices

The location of our global headquarters are as follows:

Americas
Ontario, Canada

Europe
Dublin, Ireland

Asia Pacific
Tokyo, Japan

Item 3. Legal Proceedings

See Note 11, “Commitments and Contingencies”, to our accompanying consolidated financial statements for a description of our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCSI ”.

Holders

We had 180 registered stockholders as of April 12, 2022. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. Our current debt agreements could trigger restriction on dividend payments under certain circumstance but currently there no restrictions.

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Performance Graph

This performance graph shall not be deemed “filed” for purposes of Section 18 of the Exchange Act of 1934, or otherwise subject to the liabilities under that Section and shall not be deemed to be incorporated by reference into any filing of Consensus under the Securities Act of 1933, as amended, or the Exchange Act.

The following graph compares the cumulative total stockholder return for Consensus, the Nasdaq Composite and an index of companies that Consensus has selected as its peer group in the cloud services for business space.

Consensus’ peer group index for 2021 consists of Bottomline Technologies, Inc., Box, Inc. CommonVault Systems, Inc., Ebix, Inc., HealthStream, Inc. LiveRamp, Inc., NextGen Healthcare, Inc. OneSpan, Inc. Phreesia, Inc., Progress Software Corp., SecureWorks Corp., Tabula Rasa HealthCare, Inc., Vocera Communications, Inc., and Yext, Inc.

Consensus common stock has been listed on the Nasdaq under the symbol “CCSI” since October 8, 2021. Prior to that time, there was no public market for our common stock. Measurement points for the performance graph are October 8, 2021 and the last trading day of each month from October 2021 to December 2021. The graph assumes that $100 was invested on October 8, 2021 in Consensus’ common stock and in each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Measurement	Consensus Cloud	Nasdaq	2021 Peer
Date	Solutions, Inc.	Composite	Group Index
Oct-21	100.00	100.00	100.00
Oct-21	97.61	107.29	103.99
Nov-21	96.55	107.65	94.04
Dec-21	89.20	108.45	96.89

Index Value
110
105
100
95
90
85
10/8/2021
10/29/2021
11/30/2021
12/31/2021
Consensus
NASDAQ Composite
2021 Peer Group Index

[REMAINDER OF THIS PAGE INTENTIONALLY LEFT BLANK]

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

In addition to historical information, the following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements. These forward-looking statements involve risks, uncertainties and assumptions. The actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed in Part I, Item 1A - “Risk Factors” in this Annual Report on Form 10-K. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Overview

On October 7, 2021, J2 Global, Inc. completed its previously announced plans to separate into two leading publicly traded companies: one addressing healthcare interoperability and comprising the Cloud Fax business, which does business as Consensus Cloud Solutions, Inc. (“Consensus” or “the Company”), and one that will continue J2 Global’s strategy of building a leading internet platform focused on key verticals, including technology & gaming, shopping, health, cybersecurity and martech, which does business as Ziff Davis. We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “separation and distribution.”

Following the separation and distribution, Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves more than one million customers of all sizes, from enterprises to individuals, across over 50 countries and multiple industry verticals including healthcare, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’s communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, inflation, supply chains, work force participation and wages, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety and serving our customers. During fiscal 2021, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

For purposes of this management’s discussion and analysis of the results of operations and financial condition of Consensus (“MD&A”) section, we use the terms “the Company,” “we,” “us” and “our” to refer to Consensus. References in this MD&A section to “Parent” or “Parent Company” refer to Ziff Davis, Inc. Inc., collectively with its consolidated subsidiaries (now known as Ziff Davis).

Key Performance Metrics

We use the following metrics to evaluate our business, including the growth of our business, the value provided by customers to our business, and our customer retention.

The following table sets forth certain key operating metrics for Consensus continuing operations for the years ended December 31, 2021, 2020 and 2019 (in thousands, except for percentages):

	Years ended December 31,
	2021	2020	2019
Revenue ($ in thousands)
Corporate	$169,732	$148,981	$135,353
SoHo	182,390	181,784	186,237
Consolidated	352,122	330,765	321,590
Other Revenues	542	403	969
	$352,664	$331,168	$322,559
Average Revenue per Customer Account (“ARPA)(1)(2)
Corporate	$308.42	$276.46	$256.46
SoHo	14.40	14.32	14.46
Consolidated	$26.65	$24.99	$23.99

Customer Accounts (in thousands)(1)
Corporate	45	47	43
SoHo	1,039	1,072	1,044
Consolidated	1,084	1,119	1,087

Paid Adds (in thousands)(3)
Corporate	13	12	7
SoHo	411	423	372
Consolidated	424	435	379

Monthly Churn %(4)
Corporate	2.68%	1.64%	1.78%
SoHo	3.37%	3.21%	3.23%
Consolidated	3.34%	3.15%	3.17%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts
(2)Represents a monthly ARPA calculated for the quarter or year calculated as follows. Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. Monthly ARPA on an annual basis is calculated by dividing revenue for the year by the average customer base for the applicable four quarters and dividing that amount by 12 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the annual period.
(4)Monthly churn is defined as Consensus paying customer accounts that cancelled its services during the period divided by the average number of customers over the period. This measure is calculated monthly and expressed as an average over the applicable period.

Critical Accounting Policies and Estimates

We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies” of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.

We believe that our most critical accounting policies are those related to revenue recognition, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, contingent consideration, income taxes and contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Emerging Growth Company Status

We are an emerging growth company, as defined in Section 3(a) of the Exchange Act, as amended by the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements and exemptions from the requirement of holding a nonbinding advisory vote on executive compensation, exemption from new or revised financial accounting.

Revenue Recognition

Our revenues substantially consist of monthly recurring subscription and usage-based fees, the majority of which are paid in advance by credit card. We defer the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Along with our numerous proprietary solutions, we also generated revenues by reselling various third-party solutions. These third-party solutions, along with our proprietary products, allowed us to offer customers a variety of solutions to better meet their needs. We recorded revenue on a gross basis with respect to reseller revenue because we have control of the specified good or service prior to transferring control to the customer.

Share-Based Compensation Expense

We account for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of our employees.

Impairment or Disposal of Long-lived and Intangible Assets

We account for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”), which requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

We assess the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors we consider important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;
•Significant changes in the manner of our use of the acquired assets or the strategy for our overall business;
•Significant negative industry or economic trends;
•Significant decline in our stock price for a sustained period; and
•Our market capitalization relative to net book value.

If we determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value. We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived intangibles and long-lived assets may not be recoverable. We recorded total impairment of $7.5 million related to operating lease right-of-use assets, of which $6.5 million is related to continuing operations and $1.0 million is related to discontinued operations. Additionally, we recorded an impairment charge of $1.7 million for property and equipment for the year ended December 31, 2021. The impairment is related to the Company’s decision to exit and seek subleases for certain leased facilities primarily due to a distributed workforce as a result of the pandemic. As we seek to return to offices, we will seek a hybrid return to office model. No impairment was recorded for the years ended December 31, 2020, and 2019, respectively.

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

Business Combinations and Valuation of Goodwill and Intangible Assets

We apply the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from one to 20 years and are included in general and administrative expenses on the Consolidated Statements of Income. We evaluate our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if we believe indicators of impairment exist. In connection with the annual impairment test for goodwill, we have the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If we determine that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then we perform the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. We generally determine the fair value of our reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference.

Contingent Consideration

Certain of our acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon our valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, we estimate the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheets. We consider several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of our other key employees. The contingent earn-out payments are not affected by employment termination.

We measure our contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements of the Notes to Consolidated Financial Statements). We may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

We review and re-assess the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior quarterly amounts. Changes in the estimated fair value of our contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Consolidated Statements of Income.

Income Taxes

For historical periods, we are included in the federal consolidated and state consolidated income tax returns with Ziff Davis and its other subsidiaries. For purposes of the Consolidated Financial Statements, our taxes were determined using the separate return method as if we had filed separate tax returns. In addition, our income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable.

Income Tax Contingencies

We calculate current and deferred tax provisions based on estimates and assumptions that could differ from the actual results reflected in income tax returns filed during the following year. Adjustments based on filed returns are recorded when identified in the subsequent year.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our Consolidated Statements of Income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

As a multinational corporation, we are subject to taxation in many jurisdictions, and the calculation of our tax liabilities involves dealing with uncertainties in the application of complex tax laws and regulations in various taxing jurisdictions. Our estimate of the potential outcome of any uncertain tax issue is subject to management’s assessment of relevant risks, facts and circumstances existing at that time. Therefore, the actual liability for U.S. or foreign taxes may be materially different from our estimates, which could result in the need to record additional tax liabilities or potentially to reverse previously recorded tax liabilities. In addition, we may be subject to examination of our tax returns by the U.S. Internal Revenue Service (“IRS”) and other domestic and foreign tax authorities.

Non-Income Tax Contingencies

The Company has not historically withheld sales tax in states where it was not able to quantify the appropriate sales tax to be withheld. The Company believes it is probable that sales tax liability exists for its corporate accounts for the periods 2017 through 2021. However, the Company is currently unable to determine which of these customers are either exempt organizations or resellers and are thus exempt from sales tax. Therefore it cannot estimate the sales tax liability for these corporate customers. The Company is currently analyzing the pool of corporate customers subject to sales tax in order to estimate the liability and will record an accrual when the exposure is estimable. The Company currently cannot estimate the range of sales tax liability for corporate customers.

In the year ended December 31, 2021, the Company determined that a sales tax liability is probable and it developed a methodology to estimate the liability for the sales tax for the SoHo revenue stream during the affected periods 2017 through 2021. Accordingly, the Company has recorded a sales tax expense in 2021 of $6.7 million for all periods affected, net of federal income tax benefit of $1.9 million of which $4.6 million, net of federal income tax benefit of $1.3 million, is deemed to be an out of period correction that is not deemed to be material to either the current or any prior periods.

Allowances for Doubtful Accounts

We maintain an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Consolidated Statements of Income. We assess collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when we identify specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, we consider historical collectability based on past due status. We also consider customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

Recent Accounting Pronouncements

The JOBS Act provides that a company can elect to opt out of the extended transition period and comply with the requirements that apply to non-emerging growth companies but any election to opt out is irrevocable. We have elected not to opt out of the extended transition period which means that when a standard is issued or revised and it has different application dates for public or private companies, we, as an emerging growth company, can adopt the new or revised standard at the time private companies adopt the new or revised standard.

For a summary of recent accounting pronouncements applicable to us, see Note 2 to the Consolidated Financial Statements and Note 1 to the Condensed Consolidated Financial Statements.

See Note 2, “Basis of Presentation and Summary of Significant Accounting Policies”, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations

Years Ended December 31, 2021, 2020 and 2019

    The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

The following table sets forth for the years ended December 31, 2021, 2020 and 2019, information derived from our Statements of Income as a percentage of revenues. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2021	2020	2019
Revenues	100%	100%	100%
Cost of revenues	16	16	15
Gross profit	84	84	85
Operating expenses:
Sales and marketing	15	14	16
Research, development and engineering	2	2	3
General and administrative	17	8	7
Total operating expenses	34	24	26
Income from operations	50	60	59
Interest expense	(4)	(23)	(13)
Interest income	—	—	—
Other income (expense), net	—	10	—
Income from continuing operations before income taxes	46	47	46
Income tax expense (benefit)	11	9	(10)
(Loss) income from discontinued operations, net of income tax	(3)	9	11
Net income	32%	47%	67%

Revenues

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Revenues	$352,664	$331,168	$322,559	6%	3%

Consensus revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate an immaterial amount of Consensus revenues from intellectual property licensing.

Revenues increased $21.5 million in the twelve months ended December 31, 2021 over the prior year period primarily due to growth in our corporate business. Our total revenue increased by $20.5 million primarily as a result of an increase of approximately $20.0 million in corporate revenues due to organic growth in existing customer usage and new customer acquisitions. Our corporate revenue retention for 2020 customers in 2021 is greater than 100%.

Revenues increased $8.6 million in the twelve months ended December 31, 2020 over the prior year period primarily due to $13.6 million growth in corporate revenues as a result of organic growth in existing customer usage and new customer acquisitions of $8.4 million and $5.2 million due to an acquisition; partially offset by a decline of $4.5 million in SoHo and $0.6 million in patent revenue.

Cost of Revenues

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Cost of revenue	$58,000	$53,379	$49,990	9%	7%
As a percent of revenue	16%	16%	15%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation. The increase in cost of revenues for the twelve months ended December 31, 2021 was primarily due to an increase in revenues, higher software licensing and infrastructure / database hosting costs as a result of moving our data storage from physical storage into the cloud.

The increase in cost of revenues for the twelve months ended December 31, 2020 was primarily due to an increase in revenues, higher phone operation costs, an increase in licensing costs and an overall increase in the operational database hosting expense as a result of moving data storage from physical storage into the cloud.

Operating Expenses

Sales and Marketing

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Sales and Marketing	$53,648	$47,116	$51,522	14%	(9)%
As a percent of revenue	15%	14%	16%

Our sales and marketing costs consist primarily of internet-based advertising, personnel costs and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Our sales personnel consist of a combination of inside sales and outside sales professionals.

The increase in sales and marketing expense of $6.5 million for the twelve months ended December 31, 2021 versus prior period was primarily due to an increase in third party advertising of $3.0 million primarily in SoHo, as well as an increase of $3.5 million in personnel expense due to continued investment in the corporate sales team.

The reduction in sales and marketing expense of $4.4 million for the twelve months ended December 31, 2020 versus prior period was primarily due to a reduction in third party advertising of $4.5 million primarily due to increased SoHo funnel metrics as a result of an increase in demand of our services in a work from home environment, a decrease in travel due to the pandemic, offset by an increase of $0.1 million in sales personnel costs due to the increased focus on the corporate sales team.

Research, Development and Engineering

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
Research, Development and Engineering	$7,652	$7,146	$9,745	7%	(27)%
As a percent of revenue	2%	2%	3%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the twelve months ended December 31, 2021 was mostly due to our continued focus on developing our platform, products and solutions to primarily support corporate revenue growth. The decrease in research, development and engineering costs for the twelve months ended December 31, 2020 was due to the increase in capitalized labor related to developing our platform, products and solutions.

General and Administrative.

(in thousands, except percentages)	2021	2020	2019	Percentage Change 2021 versus 2020	Percentage Change 2020 versus 2019
General and Administrative	$58,228	$26,852	$21,475	117%	25%
As a percent of revenue	17%	8%	7%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs.

The increase in general and administrative expense for the twelve months ended December 31, 2021 versus prior period was primarily due to $11.5 million in non-recurring expenses related to the spin-off from Ziff Davis, approximately $5.0 million increase in Q4 2021 operational expense due to standalone public company costs, an $8.2 million impairment of our downtown LA office space and an $8.6 million Wayfair Sales Tax expense related to 2017-2021, of which $0.6 million was related to post spin in Q4 2021.

The increase in general and administrative expense for the twelve months ended December 31, 2020 versus prior period was primarily due to $1.7 million in office rent and $1.0 million increase in Salaries and Benefits and Employee Related expenses.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019 (in thousands):

	Years ended December 31,
	2021	2020	2019
Cost of revenues	$72	$203	$466
Operating expenses:
Sales and marketing	92	442	134
Research, development and engineering	(19)	383	501
General and administrative	1,711	457	(16)
Continuing Operations	1,856	1,485	1,085
(Loss) income from discontinued operations	602	4,138	2,711
Total	$2,458	$5,623	$3,796

Non-Operating Income and Expenses

Interest expense. Our interest expense is generated from interest expense due to outstanding debt. Interest expense was $14.3 million, $75.8 million, and $43.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Interest expense decreased between 2020 and 2021 due to the Company redeeming all of its outstanding $650 million 6% Senior Notes in 2020, in which the Company recorded a loss on extinguishment of $38.0 million, which is included in interest expense. This is coupled with the Company recording three months of interest associated with the 2026 and 2028 Senior Notes in the current period, in comparison to nine months of interest associated with the 6% Senior Notes in 2020. The increase from 2019 to 2020 is primarily due to the extinguishment of the Company’s 6% Senior Notes in 2020.

Interest income. Our interest income is generated by interest income earned on cash and cash equivalents. Interest income was $0.1 million, zero and $0.8 million for the years ended December 31, 2021, 2020 and 2019, respectively. Changes in interest income was immaterial between the period from 2020 and 2021 and 2019 to 2020.

Other income (expense), net. Our other income (expense), net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other income (expense), net was $0.2 million, $31.6 million, and $(1.4) million for the years ended December 31, 2021, 2020 and 2019, respectively. The change was attributable to changes in gain or losses on the currency exchange. The change in our gains (losses) recognized in earnings from 2020 to 2021 were primarily attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations. The change in our gains (losses) recognized in earnings from 2019 to 2020 were primarily attributable to the settlement of certain intra-entity transactions.

Income Taxes

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

As of December 31, 2021 and 2020, the Company has interest expense limitation carryovers of $4.9 million and zero, respectively, which last indefinitely. The Company also has no federal capital loss limitation carryforwards as of December 31, 2021 nor 2020. The Company has $0.2 million and zero million foreign tax credit carryforward as of December 31, 2021 and 2020.

Income tax expense (benefit) amounted to $39.9 million, $30.0 million and $(33.1) million for the years ended December 31, 2021, 2020 and 2019, respectively. Our effective tax rates for 2021, 2020 and 2019 were 24.8%, 19.7% and (22.7)%, respectively.

The increase in our annual effective income tax rate from 2020 to 2021 was primarily attributable to the following:

1.An increase in tax expense relating to an increase in income in comparison to the prior year, and

2.an increase in tax expense relating to certain non-deductible expenses incurred in the year in connection with the Spin and the recording of the Non Income Tax Contingency.

The increase in our annual effective income tax rate from 2019 to 2020 was primarily attributable to the following:

1.An increase in tax expense during 2020 due to a large tax benefit recognized in 2019 from an intra-entity transfer as part of the reorganization of our international operating structure resulting in the recognition of a deferred tax asset with no comparable event during 2020, and

2.an increase in tax expense in 2020 due to a decrease in relation to certain uncertain tax positions in 2019 with no similar reduction in 2020.

In order to provide additional understanding in connection with our foreign taxes, the following represents the statutory and effective tax rate by significant foreign country:

	Ireland	Japan	Canada
Statutory tax rate	12.5%	30.6%	26.5%
Effective tax rate (1)	2.1%	31.3%	29.7%
(1) Effective tax rate excludes certain discrete items.

The statutory tax rate is the rate imposed on taxable income for corporations by the local government in that jurisdiction.  The effective tax rate measures the taxes paid as a percentage of pretax profit. The effective tax rate can differ from the statutory tax rate when a company can exempt some income from tax, claim tax credits, or due to the effect of book-tax differences that do not reverse and discrete items.

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

Quarterly Results of Operations (Unaudited)

The following tables contain selected unaudited Statements of Operation information for each quarter of 2021 and 2020 (in thousands, except share and per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Year ended December 31, 2021
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	89,004	89,198	87,842	86,620
Gross profit	73,410	74,644	73,476	73,134
Net income from continuing operations	7,680	49,052	21,344	43,098

Net income from continuing operations per common share:
Basic	$0.39	$2.46	$1.07	$2.17
Diluted	$0.38	$2.46	$1.07	$2.17

Weighted average shares outstanding
Basic	19,908,135	19,902,924	19,902,924	19,902,924
Diluted	19,991,407	19,902,924	19,902,924	19,902,924

	Year ended December 31, 2020
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter

Revenues	85,564	83,969	80,631	81,004
Gross profit	71,696	70,432	66,985	68,676
Net income from continuing operations	10,977	57,403	32,543	21,490

Net income from continuing operations per common share:
Basic	$0.55	$2.88	$1.64	$1.08
Diluted	$0.55	$2.88	$1.64	$1.08
Weighted average shares outstanding
Basic	19,902,924	19,902,924	19,902,924	19,902,924
Diluted	19,902,924	19,902,924	19,902,924	19,902,924

Liquidity and Capital Resources

Cash and Cash Equivalents

At December 31, 2021, we had cash and cash equivalents of $66.8 million compared to $66.2 million at December 31, 2020. The increase in cash and cash equivalents resulted primarily from cash provided from operations, partially offset by cash used for purchases of property and equipment (including capitalized labor) and cash used to pay Ziff Davis for its equity interest in J2 Cloud Services, LLC. As of December 31, 2021, cash and cash equivalents held within domestic and foreign jurisdictions were $44.5 million and $22.3 million, respectively.

On October 7, 2020, the Former Parent issued $750 million aggregate principal amount of 4.625% Senior Notes due 2030. A portion of the proceeds were used to fund the redemption of the outstanding aggregate principal amount of the 6.0% Senior Notes due 2025 previously issued by J2 Cloud Services, LLC and to pay the redemption premium due in respect of such redemption and accrued and unpaid interest. The Parent used the remainder of the net proceeds for general corporate purposes including acquisitions.

On October 7, 2021, the Company issued $305 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2021. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

On October 7, 2021, Consensus issued $500 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in J2 Cloud Services, LLC, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2021. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

On March 1, 2022, the Company’s Board of Directors has approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100 million worth of stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25 million (the “Credit Facility”). The final maturity of the Credit Facility will occur on March 4, 2027.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditure, investment requirements, stock repurchases and cash dividends for at least the next 12 months from the issuance of this Annual Report on Form 10-K.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $233.7 million, $238.8 million and $226.7 million for the years ended December 31, 2021, 2020 and 2019, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and lease payments associated offices. The decrease in our net cash provided by operating activities in 2021 compared to 2020 was primarily attributable to a decrease in operating lease liabilities, offset by increased prepaid expenses, accounts payable and other long-term liabilities. The increase in our net cash provided by operating activities in 2020 compared to 2019 was primarily attributable to an increase in accounts payable and operating lease liabilities; partially offset by an decrease lower uncertain tax positions and reduced deferred revenue. Our prepaid tax payments were zero and $0.3 million at December 31, 2021 and 2020, respectively. Our cash and cash equivalents and short-term investments were $66.8 million, $66.2 million and $51.1 million at December 31, 2021, 2020 and 2019, respectively.

Net cash used in investing activities was $42.5 million, $60.9 million and $304.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used in investing activities in 2021 and 2020 was primarily due to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor); partially offset by proceeds from the sale of businesses. Net cash used in investing activities in 2019 was primarily due to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor).

Net cash (used in) provided by financing activities was $(247.8) million, $(179.1) million and $61.3 million for the years ended December 31, 2021, 2020 and 2019, respectively. Net cash used in financing activities in 2021 increased over the prior comparable period and was primarily attributable to distributions to the Former Parent; partially offset by the issuance of debt. Net cash used in financing activities in 2020 decreased over the prior comparable period and was primarily attributable to the repayment of debt; partially offset by contributions from the Former Parent.Net cash provided by financing activities in 2019 was primarily attributable to contributions from the Former Parent.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of December 31, 2021:

	Payment Due by Period (in thousands)
Contractual Obligations	1 Year	2-3 Years	4-5 Years	More than 5 Years	Total
Long-term debt - principal (a)	$—	$—	$305,000	$500,000	$805,000
Long-term debt - interest (b)	50,800	101,600	101,600	65,000	319,000
Operating leases (c)	2,516	4,611	4,587	10,254	21,968
Finance leases (d)	—	—	—	—	—
Telecom services and co-location facilities (e)	621	211	—	—	832
Holdback payment (f)	1,565	—	—	—	1,565
Other (g)	420	—	—	—	420
Total	$55,922	$106,422	$411,187	$575,254	$1,148,785
(a)These amounts represent principal on long-term debt.
(b)These amounts represent interest on long-term debt.
(c)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(d)These amounts represent undiscounted future minimum rental commitments under noncancellable finance leases.
(e)These amounts represent service commitments to various telecommunication providers.
(f)These amounts represent the holdback amounts in connection with certain business acquisitions.
(g)These amounts primarily represent certain consulting and Board of Director fee arrangements, software license commitments and others.

As of December 31, 2021, our liability for uncertain tax positions was $4.8 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2022.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2021, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2021 and 2020, we had cash and cash equivalent investments primarily in cash and checking accounts of $66.8 million and $66.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results, the impact of which is immaterial to the comparisons set forth in this Annual Report on Form 10-K.

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

For the years ended December 31, 2021, 2020 and 2019, foreign exchange gains (losses) amounted to $0.2 million, $31.6 million and $(1.4) million, respectively. The change in our gains (losses) recognized in earnings from 2020 to 2021 and from 2020 to 2019 were primarily attributable to the settlement of certain intra-entity transactions of $33.1 million in 2020 that was not present in neither 2021 nor 2019.

Cumulative translation adjustments, net of tax, included in other comprehensive income for the years ended December 31, 2021, 2020 and 2019, was $(14.4) million, $(11.1) million, and $(2.0) million respectively.

We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may in the future engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Stockholders and Board of Directors
Consensus Cloud Solutions, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consensus Cloud Solutions, Inc. (the “Company”) as of December 31, 2021 and 2020, the related consolidated statements of income and comprehensive income, stockholders’ (deficit) equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes and schedule (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California
April 15, 2022

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2021 and 2020
(In thousands, except share amounts)

	2021	2020
ASSETS
Cash and cash equivalents	$66,778	$66,210
Accounts receivable, net of allowances of $4,743 and $4,110, respectively	24,829	16,071
Prepaid expenses and other current assets	4,650	1,747
Discontinued operations current assets	—	114,247
Total current assets	96,257	198,275
Property and equipment, net	33,849	25,053
Operating lease right-of-use assets	7,233	25,711
Intangibles, net	43,549	48,766
Goodwill	339,209	342,430
Deferred income taxes	41,842	44,350
Other assets	873	1,267
Discontinued operations noncurrent assets	—	805,568
TOTAL ASSETS	$562,812	$1,491,420
LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY
Accounts payable and accrued expenses	$40,206	$32,795
Income taxes payable, current	5,227	1,307
Deferred revenue, current	24,370	24,512
Operating lease liabilities, current	2,421	2,578
Due to Former Parent	5,739	—
Discontinued operations current liabilities	—	143,474
Total current liabilities	77,963	204,666
Long-term debt	792,040	—
Deferred revenue, noncurrent	184	240
Operating lease liabilities, noncurrent	14,108	25,549
Income taxes payable, noncurrent	—	943
Liability for uncertain tax positions	4,795	3,050
Deferred income taxes	6,027	5,392
Other long-term liabilities	360	3,061
Discontinued operations noncurrent liabilities	—	125,977
TOTAL LIABILITIES	895,477	368,878
Commitments and contingencies (Note 11)	—	—
Common stock, 0.01 par value. Authorized 120,000,000 at December 31, 2021; total issued and outstanding 19,978,580 and zero shares at December 31, 2021 and 2020, respectively.	200	—
Additional paid-in capital	2,878	—
Accumulated deficit	(318,886)	—
Net parent investment	—	1,178,508
Accumulated other comprehensive loss	(16,857)	(55,966)
TOTAL STOCKHOLDERS’ (DEFICIT) EQUITY	(332,665)	1,122,542
TOTAL LIABILITIES AND STOCKHOLDERS’ (DEFICIT) EQUITY	$562,812	$1,491,420

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2021, 2020 and 2019
(In thousands, except share and per share data)

	2021	2020	2019
Revenues	$352,664	$331,168	$322,559

Cost of revenues (1)	58,000	53,379	49,990
Gross profit	294,664	277,789	272,569
Operating expenses:
Sales and marketing (1)	53,648	47,116	51,522
Research, development and engineering (1)	7,652	7,146	9,745
General and administrative (1)	58,228	26,852	21,475
Total operating expenses	119,528	81,114	82,742
Income from operations	175,136	196,675	189,827
Interest expense	(14,272)	(75,788)	(43,457)
Interest income	60	—	797
Other income (expense), net	160	31,569	(1,421)
Income before income taxes	161,084	152,456	145,746
Income tax expense (benefit)	39,910	30,043	(33,137)
Income from continuing operations	121,174	122,413	178,883
(Loss) income from discontinued operations, net of income tax (1)	(12,173)	30,500	34,084
Net income	$109,001	$152,913	$212,967

Net income per common share from continuing operations:
Basic	$6.07	$6.15	$8.99
Diluted	$6.04	$6.15	$8.99

Net (loss) income per common share from discontinued operations:
Basic	$(0.61)	$1.53	$1.71
Diluted	$(0.61)	$1.53	$1.71

Net income per common share
Basic	$5.46	$7.68	$10.70
Diluted	$5.44	$7.68	$10.70

Weighted average shares outstanding:
Basic	19,904,237	19,902,924	19,902,924
Diluted	19,986,889	19,902,924	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$72	$203	$466
Sales and marketing	92	442	134
Research, development and engineering	(19)	383	501
General and administrative	1,711	457	(16)
(Loss) income from discontinued operations	602	4,138	2,711
Total	$2,458	$5,623	$3,796

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2021, 2020 and 2019
(In thousands)

	2021	2020	2019
Net income	$109,001	$152,913	$212,967
Other comprehensive loss:
Foreign currency translation adjustment	(14,397)	(11,093)	(1,979)
Other comprehensive loss	(14,397)	(11,093)	(1,979)
Comprehensive income	$94,604	$141,820	$210,988

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2021, 2020 and 2019
 (In thousands)

	2021	2020	2019
Cash flows from operating activities:
Net income	$109,001	$152,913	$212,967
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	51,811	79,754	80,970
Amortization of financing costs and discounts	442	1,217	1,428
Non-cash operating lease costs	4,396	5,602	7,867
Share-based compensation	2,459	5,623	3,796
Provision for doubtful accounts	7,194	10,133	10,214
Deferred income taxes	7,155	13,256	(56,125)
Loss (gain) on sale of businesses	21,797	(17,122)	—
Lease asset impairments and other charges	9,149	—	—
Changes in fair value of contingent consideration	642	(161)	607
Foreign currency remeasurement loss (gain)	181	(35,142)	—
Goodwill impairment on business	32,629	—	—
Loss on extinguishment of debt	—	37,969	—
Decrease (increase) in:
Accounts receivable	(2,788)	(4,909)	(11,272)
Prepaid expenses and other current assets	(12,049)	717	(9,137)
Other assets	(3,260)	731	(3,191)
Increase (decrease) in:
Accounts payable and accrued expenses	5,831	(13,369)	3,674
Income taxes payable	(230)	(1,269)	(5,424)
Deferred revenue	(1,797)	(2,401)	1,080
Operating lease liabilities	(5,197)	(3,345)	(7,685)
Liability for uncertain tax positions	(1,730)	8,438	(453)
Other long-term liabilities	8,039	154	(2,614)
Net cash provided by operating activities	233,675	238,789	226,702
Cash flows from investing activities:
Purchases of property and equipment	(32,998)	(32,463)	(22,943)
Proceeds from sale of assets	—	507	—
Acquisition of businesses, net of cash received	(56,838)	(50,208)	(281,552)
Proceeds from sale of businesses, net of cash divested	48,876	24,353	—
Purchases of intangible assets	(1,511)	(3,110)	—
Net cash used in investing activities	(42,471)	(60,921)	(304,495)
Cash flows from financing activities:
Payment of debt	(593)	(650,000)	—
Debt extinguishment costs	—	(29,250)	—
Proceeds from line of credit	—	—	185,000
Repayment of line of credit	—	—	(185,000)
Issuance of long-term debt	305,000	—	—
Debt issuance costs	(10,849)	—	—
Issuance of common stock under employee stock purchase plan	519	—	—
Notes payable from related parties	—	(819)	(952)
Deferred payments for acquisitions	(6,267)	(6,571)	(750)
Contributions from Former Parent	21,238	508,938	64,922
Distribution to Former Parent - Separation	(290,282)	—	—
Distribution of non-fax cash to Former Parent	(266,539)	—	—
Other	—	(1,387)	(1,915)
Net cash (used in) provided by financing activities	(247,773)	(179,089)	61,305
Effect of exchange rate changes on cash and cash equivalents	(4,842)	6,635	2,253
Net change in cash and cash equivalents	(61,411)	5,414	(14,235)
Cash and cash equivalents at beginning of year	128,189	122,775	137,010
Cash and cash equivalents at end of year	$66,778	$128,189	$122,775
Less cash and cash equivalents at end of year, discontinued operations	—	61,979	71,634
Cash and cash equivalents at end of year, continuing operations	$66,778	$66,210	$51,141

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Years Ended December 31, 2021, 2020 and 2019
(in thousands, except share amounts)

	Common stock		Additional paid-in	Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Deficit	loss	investment	Equity
Balance, January 1, 2019	—	$—	$—	$—	$(42,894)	$339,182	$296,288
Net income	—	—	—	—	—	212,967	212,967
Other comprehensive income, net of tax	—	—	—		(1,979)	—	(1,979)
Parent distribution	—	—	—	—	—	(109,833)	(109,833)
Share-based compensation	—	—	—	—	—	3,796	3,796
Parent contribution	—	—	—	—	—	64,922	64,922
Balance, December 31, 2019	—	$—	$—	$—	$(44,873)	$511,034	$466,161
Net income	—	—	—	—	—	152,913	152,913
Other comprehensive income, net of tax	—	—	—	—	(11,093)	—	(11,093)
Share-based compensation	—	—	—	—	—	5,623	5,623
Parent Contribution	—	—	—	—	—	508,938	508,938
Balance, December 31, 2020	—	$—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Foreign currency translation adjustment prior to Separation	—	—	—	—	(13,555)	—	(13,555)
Net income prior to Separation	—	—	—	—	—	102,510	102,510
Share-based compensation	—	—	—	—	—	99	99
Parent contribution prior to Separation	—	—	—	—	—	21,238	21,238
Recapitalization of J2 Cloud Services	19,902,924	199	1,302,156	—	—	(1,302,355)	—
Transfer of 2028 Notes to Former Parent	—	—	(500,000)	—	—	—	(500,000)
Distribution to Former Parent	—	—	(290,282)	—	—	—	(290,282)
Transfer of non-fax business to Former Parent	—	—	(837,251)	—	53,506	—	(783,745)
Reclassification to accumulated deficit	—	—	325,377	(325,377)	—	—	—
Issuance of shares under ESPP	10,421	—	519	—	—	—	519
Share-based compensation after Separation	65,235	1	2,359	—	—	—	2,360
Foreign currency translation adjustment after Separation	—	—	—	—	(842)	—	(842)
Net income after Separation	—	—		6,491		—	6,491
Balance, December 31, 2021	19,978,580	$200	$2,878	$(318,886)	$(16,857)	$—	$(332,665)

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2021, 2020 and 2019

1.       The Company

Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves more than one million customers of all sizes, from enterprises to individuals, across over 50 countries and multiple industry verticals including healthcare, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its previously announced separation of the cloud fax business (the “Separation”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation.

2.    Basis of Presentation and Summary of Significant Accounting Policies

(a)Principles of Consolidation

The accompanying consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

(b)Basis of Presentation

The consolidated financial statements of Consensus for periods prior to the completion of the Separation are those of J2 Cloud Services, which were derived from the consolidated financial statements of Ziff Davis on a carve-out basis using the historical assets, liabilities, and results of operations attributable to the legal entities and business units which comprised historical J2 Cloud Services.

J2 Cloud Services was a wholly-owned subsidiary of Ziff Davis, and together with its subsidiaries, was a provider of internet services, including cloud-based subscription services to consumers and businesses including cloud fax, voice, cybersecurity, privacy and marketing technology.

For periods prior to the separation, the consolidated financial statements Consensus included an allocation of certain corporate expenses related to services provided to J2 Cloud Services by Ziff Davis. These expenses included the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by the Former Parent company personnel to J2 Cloud Services. The cost of these services had been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total Ziff Davis revenue for the periods presented. Management believes that these allocations were reasonable representations of the costs incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

Interest expense relates to interest incurred on third-party debt issued by historical J2 Cloud Services. No interest expense incurred by Ziff Davis was allocated to J2 Cloud Services as Ziff Davis’ third-party debt was not specifically related to historical operations of J2 Cloud Services.

As the Cloud Fax business was not historically held by a single legal entity, “net parent investment” is shown to represent Ziff Davis’ interest in the recorded net assets of historical J2 Cloud Services. Other comprehensive income or loss attributable to J2 Cloud Services is presented as a separate component of equity. In the period in which the Separation occurred, the net parent investment is recharacterized as share capital and additional-paid-in-capital to reflect the capital structure of Consensus upon the legal formation of Consensus and the contribution of the Cloud Fax business with any excess of distributions over net parent investment shown within accumulated deficit.

(c)Use of Estimates

The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, lease impairment, contingent consideration, income taxes, sales taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

(d)Discontinued Operations

The accounting requirements for reporting the Company’s non-fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the non-fax business as a discontinued operation for all periods presented (see Note 5 - Discontinued Operations and Disposition of Businesses).

(e)Allowances for Doubtful Accounts

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Consolidated Statements of Income. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the adequacy of these reserves.

(f)Revenue Recognition

The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Accounting Standards Codification 606, Revenue from Contracts with Customers (“Topic 606”), for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

Sales Taxes

The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.

(g)Fair Value Measurements

Consensus complies with the provisions of Financial Accounting Standards Board (“FASB”) ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities (see Note 6 - Fair Value Measurements).

The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available. As of the same dates, the carrying value of other long-term liabilities approximated fair value as the related interest rates approximate rates currently available to the Company.

(h)Cash and Cash Equivalents

The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(i)Debt Issuance Costs

The Company capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs as a reduction to the debt amount. These costs are amortized and included in interest expense over the life of the borrowing using the effective interest method.

(j)Concentration of Credit Risk

All of the Company’s cash and cash equivalents are invested at major financial institutions primarily within the United States and Ireland. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. At December 31, 2021, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States and Ireland, however, the Company has accounts within several other countries including Australia, Canada, France, Hong Kong, Ireland, Japan, New Zealand, Switzerland and the United Kingdom.

(k)Foreign Currency

Some of Consensus’ foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities are translated at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive loss. Net translation loss was $14.4 million, $11.1 million and $2.0 million for the years ended December 31, 2021, 2020 and 2019, respectively. Realized gains and losses from foreign currency transactions are recognized within other income (expense), net. Foreign exchange gains (losses) amounted to $0.2 million, $31.5 million and $(1.4) million for the years ended December 31, 2021, 2020 and 2019, respectively.

(l)Property and Equipment

Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years (see Note 7 - Property and Equipment).

(m)Impairment or Disposal of Long-Lived and Intangible Assets

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

The Company assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it consider important which could individually or in combination trigger an impairment review include the following:

•Significant underperformance relative to expected historical or projected future operating results;

•Significant changes in the manner of our use of the acquired assets or the strategy for Consensus’ overall business;

•Significant negative industry or economic trends;

•Significant decline in the Company’s stock price for a sustained period; and

•The Company’s market capitalization relative to net book value.

If the Company determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. In the year ended December 31, 2021, the Company recorded an impairment of $1.7 million in property and equipment (see Note 7 - Property and Equipment) and an impairment of $6.5 million in operating right-of-use assets (see Note 10 - Leases) in connection with the downtown Los Angeles lease. Additionally, the Company recorded an impairment of $1.0 million in operating right-of-use assets included in discontinued operation in relation to exiting a lease. There were no impairments recorded in fiscal years 2020 or 2019, respectively.

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

(n)Business Combinations and Valuation of Goodwill and Intangible Assets

The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses of estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Consolidated Statements of Income. The Company evaluates our goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No, 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if Consensus believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company performed the annual impairment test for goodwill for fiscal year 2021 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for fiscal 2021 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. Consensus concluded that there were no impairments in 2021, 2020 and 2019.

In the first quarter of 2021, the Company changed the annual goodwill impairment assessment date from September 30 to October 1, as it determined this date is preferable, and concluded this was not a material change in accounting principle.

(o)Contingent Consideration

Certain of Consensus’ acquisition agreements include contingent earn-out arrangements, which are generally based on the achievement of future income thresholds or other metrics. The contingent earn-out arrangements are based upon the Company’s valuations of the acquired companies and reduce the risk of overpaying for acquisitions if the projected financial results are not achieved.

The fair values of these earn-out arrangements are included as part of the purchase price of the acquired companies on their respective acquisition dates. For each transaction, the Company estimates the fair value of contingent earn-out payments as part of the initial purchase price and record the estimated fair value of contingent consideration as a liability on the Consolidated Balance Sheets. Consensus considers several factors when determining that contingent earn-out liabilities are part of the purchase price, including the following: (1) the valuation of our acquisitions is not supported solely by the initial consideration paid, and the contingent earn-out formula is a critical and material component of the valuation approach to determining the purchase price; and (2) the former shareholders of acquired companies that remain as key employees receive compensation other than contingent earn-out payments at a reasonable level compared with the compensation of the Company’s other key employees. The contingent earn-out payments are not affected by employment termination.

The Company measures its contingent earn-out liabilities in connection with acquisitions at fair value on a recurring basis using significant unobservable inputs classified within Level 3 of the fair value hierarchy (see Note 6 - Fair Value Measurements). The Company may use various valuation techniques depending on the terms and conditions of the contingent consideration including a Monte-Carlo simulation. This simulation uses a probability distribution for each significant input to produce hundreds or thousands of possible outcomes and the results are analyzed to determine probabilities of different outcomes occurring. Significant increases or decreases to these inputs in isolation would result in a significantly higher or lower liability with a higher liability capped by the contractual maximum of the contingent earn-out obligation. Ultimately, the liability will be equivalent to the amount paid, and the difference between the fair value estimate and amount paid will be recorded in earnings. The amount paid that is less than or equal to the liability on the acquisition date is reflected as cash used in financing activities in our Consolidated Statements of Cash Flows. Any amount paid in excess of the liability on the acquisition date is reflected as cash used in operating activities.

The Company reviews and re-assesses the estimated fair value of contingent consideration on a quarterly basis, and the updated fair value could be materially different from the initial estimates or prior amounts. Changes in the estimated fair value of our contingent earn-out liabilities and adjustments to the estimated fair value related to changes in all other unobservable inputs are reported in general and administrative expenses on the Consolidated Statements of Income.

(p)Income Taxes

Historically, J2 Cloud Services was included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior year consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. In addition, J2 Cloud Services’ income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 12 - Income Taxes).

The Company accounts for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. ASC 740 also requires that deferred tax assets be reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. The valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, the Company reviews historical and future expected operating results and other factors, including its recent cumulative earnings experience, expectations of future taxable income by taxing jurisdiction and the carryforward periods available for tax reporting purposes, to determine whether it is more likely than not that deferred tax assets are realizable.

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognized accrued interest and penalties related to uncertain income tax positions in income tax expense on its Consolidated Statements of Income.

In addition, on March 27, 2020, the “Coronavirus Aid, Relief and Economic Security (“CARES”) Act” was enacted into law providing for changes to various tax laws that impact business. The CARES Act, among other things, includes provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations, increased limitations on qualified charitable contributions and technical corrections to tax depreciation methods for qualified improvement property.

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

(q)Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, Consensus may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of the Company’s employees (see Note 14 - Equity Incentive and Employee Stock Purchase Plan).

(r)Earnings Per Common Share (“EPS”)

EPS is calculated pursuant to the two-class method as defined in ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method.

In periods prior to the Separation, EPS is calculated using the number of shares issued to the Former Parent upon the legal formation of Consensus and the contribution of the Cloud Fax business. The dilutive effect of Consensus stock-based compensation awards that were exchanged for the Former Parent stock-based compensation awards is included in the denominator of diluted EPS on a prospective basis.

(s)Research, Development and Engineering

Research, development and engineering costs are expensed as incurred. Costs for software development incurred subsequent to establishing technological feasibility, in the form of a working model, are capitalized and amortized over their estimated useful lives.

(t)Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 17 - Segment Information).

(u)Advertising Costs

Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2021, 2020 and 2019 was $45.7 million, $47.1 million and $51.5 million, respectively.

(v)Recent Accounting Pronouncements

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated financial statements and related disclosures.

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

In January 2021, the FASB issued ASU No. 2021-01, Reference Rate Reform (Topic 848). The amendments in this ASU clarify the scope of ASC 848 to include derivatives that are affected by a change in the interest rate used for discounting, margining, or contract price alignment that do not also reference LIBOR or another reference rate that is expected to be discontinued as a result of reference rate reform. Similar to ASU 2020-04, the guidance is effective for all entities immediately upon issuance on January 7, 2021. The Company adopted this ASU in the first quarter of 2021 and has identified no effect on its financial statements or disclosures.

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted. The Company is currently evaluating the effect of this ASU on its financial statements and related disclosures.

(w)Reclassifications

Certain prior year reported amounts have been reclassified to conform with the 2021 presentation.

3.    Revenues

The Company’s revenues substantially consist of monthly recurring subscription and usage-based fees, the majority of which are paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned.

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
	2021	2020	2019
Corporate	$169,732	$148,981	$135,353
Small office home office (“SoHo”)	182,390	181,784	186,237
Other	542	403	969
Total Revenues	$352,664	$331,168	$322,559

Timing of revenue recognition
Point in time	$—	$—	$—
Over time	352,664	331,168	322,559
Total	$352,664	$331,168	$322,559
The Company has recorded $24.5 million and $21.6 million of revenue for the years ended December 31, 2021 and 2020, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of December 31, 2021 and 2020, the Company acquired zero and $0.5 million, respectively, of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions).

Performance Obligations

The Company’s contracts with customers may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on its relative standalone selling price.

The Company satisfies its performance obligations upon delivery of services to its customers. Payment terms vary by type and location of the Company’s customers and the services offered. The time between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

Significant Judgments

In determining whether products and services are considered distinct performance obligations that should be accounted for separately versus together may require significant judgment. Judgment is also required to determine the standalone selling price for each distinct performance obligation.

Performance Obligations Satisfied Over Time

The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services are recognized over the contract period when faxing capabilities are provided.

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

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms that the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for the services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business Consensus operates which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.

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

4.Business Acquisitions

For the year ended December 31, 2021, the Company completed a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions. As part of the Separation, the Company transferred the assets acquired to the Former Parent. The allocation of the purchase consideration and further details are included in Business Acquisitions Classified in Discontinued Operations below.

For the year ended December 31, 2020, the Company completed an asset purchase of EDC Systems, Inc. (operating under the name “SRFax”), acquired on February 18, 2020, a Canadian-based provider of fax solutions. The purchase price accounting for this acquisition was completed during the year ended December 31, 2021. In addition to the SRFax acquisition, the Company completed a share purchase of the entire issued capital of Inspired eLearning, LLC, acquired on November 2, 2020, a Texas-based platform for cybersecurity awareness and compliance training, as well as the purchase of two other immaterial businesses. As part of the separation, the Company transferred the Inspired eLearning assets and the two immaterial businesses acquired to the Former Parent. The allocation of the purchase consideration and further details are included in Business Acquisitions Classified in Discontinued Operations below.

The Consolidated Statement of Income since the date of acquisition and balance sheet as of December 31, 2020, reflect the results of operations of SRFax. For the year ended December 31, 2020, SRFax contributed $7.3 million to the Company’s revenues. Net income contributed by SRFax is not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration was $25.0 million, net of cash acquired and assumed liabilities for SRFax.

The following table summarizes the allocation of the purchase consideration for the acquisition of SRFax (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$194
Property and equipment	44
Trade names	907
Customer relationships	8,235
Goodwill	15,844
Other intangibles	379
Accounts payables and accrued expenses	(94)
Deferred revenue	(519)
Total	$24,990

During the year ended December 31, 2021, the purchase price accounting has been finalized for SRFax and there were no material adjustments.

The fair value of the assets acquired includes accounts receivable of $0.2 million. The gross amount due under contracts is $0.2 million and immaterial amounts are expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of the SRFax acquisition.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with the acquisition of SRFax during the year ended December 31, 2020 is $15.8 million, of which the full amount is expected to be deductible for income tax purposes.

Unaudited Pro Forma Financial Information for SRFax

The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from the business acquisition had it occurred on January 1, 2019 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SRFax as if the acquisition had occurred on January 1, 2019 (in thousands, except per share amounts):

	Year ended
	December 31, 2020	December 31, 2019
	(unaudited)	(unaudited)
Revenues	$332,431	$328,351
Net income	$122,912	$180,911
EPS - Basic (1)	$6.18	$9.09
EPS - Diluted (1)	$6.18	$9.09
(1) Basic and Diluted EPS are calculated based on net income from continuing operations attributable to common shareholders.

Business Acquisitions Classified in Discontinued Operations

The Consolidated Statement of Income since the date of acquisition, reflect the results of operations of SEOmoz within discontinued operations. For the year ended December 31, 2021, SEOmoz contributed $14.4 million to revenue within discontinued operations. Total consideration for SEOmoz was $66.5 million, net of cash acquired and assumed liabilities.

The following table summarizes the allocation of the purchase consideration for the acquisition of SEOmoz (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$3,901
Prepaid expenses and other current assets	1,568
Property and equipment	1,838
Operating lease right-of-use assets	5,888
Trade names	7,200
Customer relationships	5,000
Goodwill	41,213
Other intangibles	21,607
Accounts payables and accrued expenses	(2,352)
Other current liabilities	(14)
Deferred revenue	(6,398)
Operating lease liabilities, current	(7,191)
Other long-term liabilities	(785)
Deferred tax liability	(4,936)
Total	$66,539

The initial accounting for the SEOmoz acquisition is incomplete as of the date of the Separation and has been included in discontinued operations.

The fair value of the assets acquired includes accounts receivable of $3.9 million. The gross amount due under contracts is $4.2 million, of which $0.3 million is expected to be uncollectible. The Company did not acquire any other classes of receivables as a result of this acquisition.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized in connection with this acquisition is $41.2 million of which zero is expected to be deductible for income tax purposes.

The Consolidated Statement of Income and Consolidate Balance Sheet since the date of acquisition, reflect the results of operations of Inspired eLearning. For the year ended December 31, 2020, Inspired eLearning contributed $1.6 million to revenue within discontinued operations. Total consideration for Inspired eLearning was  $20.5 million, net of cash acquired and assume liabilities. In the year ended December 31, 2020, two other immaterial businesses were acquired which are included in discontinued operations.

The following table summarizes the allocation of the purchase consideration for the acquisition of Inspired eLearning (in thousands), which is included within discontinued operations on the balance sheet:

Assets and Liabilities	Valuation
Accounts receivable	$1,876
Prepaid expenses and other current assets	1,002
Property and equipment	418
Trade names	2,012
Customer relationships	3,654
Goodwill	13,174
Other intangibles	6,134
Other long-term assets	73
Deferred tax asset	39
Accounts payables and accrued expenses	(1,878)
Deferred revenue	(5,935)
Operating lease liabilities, current	(97)
Total	$20,472
The initial accounting for the Inspired eLearning acquisition is complete as of the date of the Separation and has been included in discontinued operations.
5.Discontinued Operations and Disposition of Businesses

On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. The transfer to the Former Parent of the non-fax business met the accounting requirements to be presented as a discontinued operation once the Separation was completed as the disposition of the non-fax business constitutes a strategic shift that will have a major effect on the Company’s operations relative to the historical operations of J2 Cloud Services.

Accordingly, the consolidated financial statements reflect the results of the non-fax business as a discontinued operation for all periods presented. The Consolidated Balance Sheets and Consolidated Statements of Income report discontinued operations separate from continuing operations. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows (including Note 18 - Supplemental Cash Flow Information) and Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations. The Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity include the non-fax business activity through October 7, 2021.

The following table summarizes the major classes of assets and liabilities of discontinued operations that were included in the Company’s Consolidated Balance Sheet as of December 31, 2020 (in thousands):

December 31, 2020
ASSETS
Cash and cash equivalents	$61,979
Accounts receivable, net of allowances $4,322	26,174
Prepaid expenses and other current assets	26,094
Total current assets, discontinued operations	114,247
Property and equipment, net	34,028
Operating lease right-of-use assets	30,230
Intangibles, net	137,112
Goodwill	582,067
Notes receivable from related parties, noncurrent	8,834
Deferred income taxes, noncurrent	9,772
Other assets	3,525
Total noncurrent assets, discontinued operations	805,568
Total assets, discontinued operations	$919,815
LIABILITIES
Accounts payable and accrued expenses	$48,243
Income taxes payable, current	8,224
Deferred revenue, current	79,277
Operating lease liabilities, current	7,235
Other current liabilities	495
Total current liabilities, discontinued operations	143,474
Deferred revenue, noncurrent	14,200
Operating lease liabilities, noncurrent	23,758
Liability for uncertain tax positions	49,268
Deferred income taxes, noncurrent	16,003
Other long-term liabilities	22,748
Total noncurrent liabilities, discontinued operations	125,977
Total liabilities, discontinued operations	$269,451

The key components of income from discontinued operations that were included in the Company’s Consolidated Statement of Income are as follows (in thousands):

	Year ended December 31
	2021	2020	2019
Revenues	$271,571	$347,293	$339,276
Cost of revenues	74,294	100,871	94,280
Gross Profit	197,277	246,422	244,996
Operating expenses:
Sales and marketing	72,425	72,080	58,875
Research, development and engineering	16,756	15,681	14,332
General and administrative	84,213	118,608	123,812
Goodwill impairment on business	32,629	—	—
Total operating expense	206,023	206,369	197,019
(Loss) income from discontinued operations	(8,746)	40,053	47,977
Interest expense	(235)	(939)	(1,015)
Interest income	693	963	467
(Loss) gain on sale of businesses	(21,797)	17,122	—
Other income (expense)	1,752	(1,606)	103
(Loss) income from discontinued operations before income taxes	(28,333)	55,593	47,532
Income tax (benefit) expense	(16,160)	25,093	13,448
(Loss) income from discontinued operations, net of income taxes	$(12,173)	$30,500	$34,084

The key components of cash flows from discontinued operations are as follows (in thousands):

	Year ended December 31
	2021	2020	2019
Depreciation and amortization	$39,727	$67,995	$70,700
Capital expenditure	14,322	19,633	15,229
Share-based compensation expense	602	4,138	2,711
Non-cash operating lease costs	2,814	4,364	5,454
Deferred taxes	554	7,723	(193)
Foreign currency remeasurement gain	(9)	3,574	1,420
Lease asset impairments and other charges	990	—	—
Loss (gain) on sale of businesses	21,797	(17,122)	—
Goodwill impairment on business	$32,629	$—	$—
Prior to the Separation, the Company completed the following dispositions that did not meet the criteria for discontinued operations by themselves but were subsequently classified as discontinued operations as they are part of the non-fax business transferred back to the Former Parent.

Voice Asset Sales

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. The total gain recognized on the sale of these Voice assets was $2.8 million which was recorded in discontinued operations on the Consolidated Statement of Income in the year ended December 31, 2021.

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. On August 31, 2020, in a cash transaction, the Company sold these Voice assets for a gain of $17.1 million which was recorded in discontinued operations on the Consolidated Statement of Income in the year ended December 31, 2020.

B2B Back-up

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Balance Sheets at March 31, 2021 and June 30, 2021. During the second quarter of 2021, the Company received an offer to purchase the B2B Backup business and management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million during the second quarter of 2021, which was recorded in impairment of business on the Consolidated Statement of Income (see Note 8 - Goodwill and Intangible Assets). On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. The total loss recognized on the sale of the B2B Backup business was $24.6 million which was recorded in discontinued operations on the Consolidated Statement of Income in the year ended December 31, 2021.

6.Fair Value Measurements

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

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs.

The Company classifies its contingent consideration liability in connection with acquisitions within Level 3 because factors used to develop the estimated fair value are unobservable inputs, such as volatility and market risks, and are not supported by market activity. Significant increases or decreases in either of the inputs in isolation would result in a significantly lower or higher fair value measurement.

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

The following tables present the fair values of the Company’s financial assets or liabilities that are measured at fair value on a recurring basis (in thousands):

December 31, 2020	Level 1	Level 2	Level 3	Fair Value	Carrying Value
Liabilities:
Contingent consideration	$—	$—	$4,071	$4,071	$4,071
Total liabilities measured at fair value	$—	$—	$4,071	$4,071	$4,071

The following tables presents a reconciliation of the Company’s Level 3 financial liabilities related to contingent consideration that are measured at fair value on a recurring basis (in thousands):

	Level 3	Affected line item in the Statement of Income
Balance as of January 1, 2020	$—
Contingent consideration	4,071
Total fair value adjustments reported in earnings	—	General and administrative
Contingent consideration payments	—	Not Applicable
Balance as of December 31, 2020	$4,071
Contingent consideration	—
Total fair value adjustments reported in earnings	685	General and administrative
Contingent consideration payments	(4,756)	Not Applicable
Balance as of December 31, 2021	$—

The fair value of the contingent consideration was zero and $4.1 million at December 31, 2021 and December 31, 2020, respectively. Due to achievement of certain thresholds, $4.8 million was paid during 2021.

During the year ended December 31, 2021, the Company recorded an increase in the fair value of the contingent consideration of $0.7 million and reported such increase in general and administrative expenses.

7.Property and Equipment

Property and equipment, stated at cost, at December 31, 2021 and 2020 consisted of the following (in thousands):

	2021	2020
Computers and related equipment	$51,411	$35,032
Furniture and equipment	846	147
Leasehold improvements	1,718	2,828
	53,975	38,007
Less: Accumulated depreciation and amortization	(20,126)	(12,954)
Total property and equipment, net	$33,849	$25,053

Depreciation and amortization expense was $7.3 million, $7.1 million and $3.2 million for the years ended December 31, 2021, 2020 and 2019, respectively.

During the fourth quarter of 2021, the Company recorded a non-cash impairment charge of $1.7 million for property and equipment related to the impairment of the Downtown Los Angeles lease (see Note 10 - Leases for further details). No impairment was recorded in 2020 or 2019.

8.Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill attributable to continuing operations for the years ended December 31, 2021 and 2020 are as follows (in thousands):

Amount
Balance as of January 1, 2020	$320,095
Goodwill acquired (Note 4)	15,844
Foreign exchange translation	6,491
Balance as of December 31, 2020	$342,430
Foreign exchange translation	(3,221)
Balance as of December 31, 2021	$339,209

There has not previously been an impairment charge of goodwill related to continuing operations.

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of December 31, 2021 and 2020 as follows (in thousands):

	2021	2020
Trade names	$27,388	$27,463
Other	3,683	3,691
Total	$31,071	$31,154

Intangible Assets Subject to Amortization:
As of December 31, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	1.6 years	$12,219	$10,633	$1,586
Patent and patent licenses	0.0 years	10,162	9,751	411
Customer relationships (1)	4.3 years	99,571	90,050	9,521
Other purchased intangibles	3.8 years	13,160	12,200	960
Total		$135,112	$122,634	$12,478
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

As of December 31, 2020, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	2.6 years	$13,435	$11,548	$1,887
Patent and patent licenses	1.0 year	1,686	1,568	118
Customer relationships (1)	5.3 years	101,780	88,102	13,678
Other purchased intangibles	4.8 years	10,948	9,019	1,929
Total		$127,849	$110,237	$17,612
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at December 31, 2021 are as follows (in thousands):

Fiscal Year:	Amount
2022	$4,052
2023	2,832
2024	2,041
2025	1,300
2026	828
Thereafter	1,425
Total expected amortization expense	$12,478

As part of the Separation, Ziff Davis transferred $8.5 million in patent and patent licenses to Consensus in a non-cash transaction. These patent and patent licenses were not historically Cloud Fax assets, thereby increasing the historical cost of patent and patent licenses from $1.7 million in 2020 to $10.2 million in 2021.

Amortization expense was $4.8 million, $4.7 million and $7.1 million for the years ended December 31, 2021, 2020 and 2019, respectively.

9.Long-Term Debt

Long-term debt as of December 31, 2021 and 2020 consists of the following (in thousands):

2021
2026 Senior Notes	$305,000
2028 Senior Notes	500,000
Total Notes	805,000
Less: Deferred issuance costs	(12,960)
Total long-term debt	$792,040

At December 31, 2021, future principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2022	$—
2023	—
2024	—
2025	—
2026	305,000
Thereafter	500,000
$805,000

Interest expense was $14.3 million, $75.8 million, and $43.5 million for the years ended December 31, 2021, 2020 and 2019, respectively. The $75.8 million interest expense for the year ended December 31, 2020 includes a loss on extinguishment of $38.0 million for the redemption of all of its outstanding $650.0 million 6.0% Senior Notes in 2020.
2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2021. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

The 2026 Senior Notes mature on October 15, 2026, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2026 Senior Notes were issued (the “2026 Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2026 Senior Notes.

The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date. Before October 15, 2023, and following certain equity offerings, the Company also may redeem up to 40% of the 2026 Senior Notes at a price equal to 106.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date. The Company may make such redemption only if, after such redemption, at least 50% of the aggregate principal amount of the 2026 Senior Notes remains outstanding. In addition, at any time prior to October 15, 2023, the Company may redeem some or all of the 2026 Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2021.

As of December 31, 2021, the estimated fair value of the 2026 Senior Notes was approximately $316.1 million and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2026 Senior Notes (in thousands):

2021
Principal amount of 2026 Senior Notes	$305,000
Less: Debt issuance costs	(4,582)
Net carrying amount of 2026 Senior Notes	$300,418
2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 20 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2021. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

The 2028 Senior Notes mature on October 15, 2028, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2028 Senior Notes were issued (the “2028 Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2028 Senior Notes.

The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets . These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2021.

As of December 31, 2021, the estimated fair value of the 2028 Senior Notes was approximately $521.2 million and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2028 Senior Notes (in thousands):

2021
Principal amount of 2028 Senior Notes	$500,000
Less: Debt issuance costs	(8,378)
Net carrying amount of 2028 Senior Notes	$491,622

2025 Senior Notes

On June 27, 2017, J2 Cloud Services, LLC (“J2 Cloud”) and J2 Cloud Co-Obligor, Inc. (the “Co-Issuer” and together with J2 Cloud, the “Issuers”), wholly-owned subsidiaries of the Company, completed the issuance and sale of $650.0 million aggregate principal amount of their 6.0% senior notes due in 2025 (the “2025 Senior Notes”) in a private placement offering exempt from the registration requirements of the Securities Act of 1933. The Company received proceeds of $636.5 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 6.0% Senior Notes bore interest at a rate of 6.0% per annum, payable semi-annually in arrears on January 15 and July 15 of each year.

On October 7, 2020, the Company redeemed all of its outstanding $650.0 million 2025 Senior Notes for $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million. The Company recorded a loss on extinguishment of $38.0 million which is recorded in interest expense, net in the Consolidated Statements of Income.

10.Leases

Consensus leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to five years and generally provide renewal options for terms up to an additional five years.

The Company recorded total non-cash impairment charges of $7.5 million, zero, and zero during the years ended December 31, 2021, 2020, and 2019, respectively. The $7.5 million in impairment charge during 2021 consists of $6.5 million recognized in continuing operations and $1.0 million recognized in discontinued operations. For the impairment charge recognized in continuing operations, the Company decided to exit and seek subleases for certain leased facilities primarily due to a “partial remote” work model for a significant number of employees. The Company recorded a non-cash impairment charge of $6.5 million related to operating lease right-of-use assets for the affected facility. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate which represents Level 3 unobservable inputs. The carrying value of the asset was remeasured to exclude a five year optional lease term that was originally included in the initial assessment. The impairment is presented in general and administrative expenses on the Consolidated Statements of Income. No impairment was recorded in 2020 or 2019.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income, were as follows for the year ended (in thousands):

	Years ended December 31,
	2021	2020
Operating lease cost	$2,675	$3,002
Short-term lease cost	875	186
Finance lease cost
Amortization of right-of-use assets	834	160
Interest on lease liabilities	—	—
Total lease cost	$4,384	$3,348

Supplemental balance sheet information related to leases was as follows (in thousands):

Lease-Related Assets and Liabilities	December 31, 2021	December 31, 2020
Operating lease right-of-use assets	$7,233	$25,711
Finance lease right-of-use assets (1)	2,648	800
Total right-of-use assets	$9,881	$26,511

Operating lease liabilities, current	$2,421	$2,578
Operating lease liabilities, noncurrent	14,108	25,549
Total operating lease liabilities	$16,529	$28,127
(1) Included in “Other assets” in the Consolidated Balance Sheet. The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases was as follows (in thousands):

	Years ended December 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,501	$1,344
Operating cash flows from finance leases	2,719	959
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$259	$356
Finance leases	2,719	959

Other supplemental operating lease information consists of the following:

	December 31, 2021	December 31, 2020
Operating leases:
Weighted average remaining lease term	8.8 years	14.0 years
Weighted average discount rate	4.8%	4.4%

Maturities of lease liabilities as of December 31, 2021 were as follows (in thousands):

Total
Fiscal Year:
2022	$2,515
2023	2,315
2024	2,296
2025	2,259
2026	2,328
Thereafter	10,254
Total lease payments	$21,967
Less: Imputed interest	(5,438)
Present value of operating lease liabilities	$16,529

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

Facility lease

On October 28, 2021, Ziff Davis (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regards to the lease which was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”), the lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the Lease by the Assignor to Assignee.

11.     Commitments and Contingencies

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

The Company does not believe, based on current knowledge, that any legal proceedings or claims currently exist which, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense as incurred legal fees related to any litigation.

Non-Income Related Taxes

The Company has not historically withheld sales tax in states where it was not able to quantify the appropriate sales tax to be withheld. The Company believes it is probable that sales tax liability exists for its corporate accounts for the periods 2017 through 2021. However, the Company is currently unable to determine which of these customers are either exempt organizations or resellers and are thus exempt from sales tax. Therefore it cannot estimate the sales tax liability for these corporate customers. The Company is currently analyzing the pool of corporate customers subject to sales tax in order to estimate the liability and will record an accrual when the exposure is estimable. The Company currently cannot estimate the range of sales tax liability for corporate customers.

In the year ended December 31, 2021, the Company determined that a sales tax liability is probable and it developed a methodology to estimate the liability for the sales tax for the SoHo revenue stream during the affected periods 2017 through 2021. Accordingly, the Company has recorded a sales tax expense in 2021 of $6.7 million for all periods affected, net of federal income tax benefit of $1.9 million of which $4.6 million, net of federal income tax benefit of $1.3 million, is deemed to be an out of period correction that is not deemed to be material to either the current or any prior periods.

12.Income Taxes

The provision for income tax related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2021	2020	2019
Current:
Federal	$22,368	$5,831	$9,079
State	1,445	923	3,772
Foreign	9,496	17,756	9,944
Total current	33,309	24,510	22,795

Deferred:
Federal	(4,902)	(151)	99
State	3,575	762	(1,771)
Foreign	7,928	4,922	(54,260)
Total deferred	6,601	5,533	(55,932)
Total provision	$39,910	$30,043	$(33,137)

A reconciliation of the statutory federal income tax rate with Consensus’ effective income tax rate is as follows:

	Years Ended December 31,
	2021	2020	2019
Statutory tax rate	21%	21%	21%
State income taxes, net	2.9	0.9	0.5
Foreign rate differential	(0.1)	(2.8)	(5.0)
Foreign income inclusion	4.9	4.3	1.6
Foreign tax credit	(4.0)	(3.5)	(1.7)
Reserve for uncertain tax positions	0.5	0.1	(8.3)
Intra-entity tax benefit	—	—	(31.7)
Tax credits and incentives	(0.1)	(0.1)	(0.9)
Executive compensation	0.2	—	—
Return to provision adjustments	—	1.3	—
Other	(0.5)	(1.4)	1.6
Effective tax rates	24.8%	19.8%	(22.9)%

The effective tax rate for the year ended December 31, 2021 differs from the federal statutory rate primarily due to an increase in the net reserve for uncertain tax positions during 2021 driven by an increase in expenses incurred that are not deductible for tax. The effective tax rate for the year ended December 31, 2020 differs from the federal statutory rate primarily due to impacts of the jurisdictional mix of income and the disallowance of certain expenses. The effective tax rate for the year ended December 31, 2019 differs from the federal statutory rate primarily due to a net tax benefit recognized as a result of an intra-entity transfer. In December 2019, the Company completed an intra-entity asset transfer between two of its foreign subsidiaries as part of the reorganization of its international operating structure.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2021	2020
Deferred tax assets:
Net operating loss carryforwards	$48	$49
Tax credit carryforwards	173	—
Accrued expenses	2,669	2,179
Allowance for bad debt	860	609
Share-based compensation expense	245	—
Basis difference in property and equipment	30,887	36,139
Impairment of investments	—	48
Deferred revenue	—	423
Operating lease	4,196	—
State taxes	135	175
Other	2,674	4,773
	41,887	44,395
Less: valuation allowance	(45)	(45)
Total deferred tax assets	$41,842	$44,350

Deferred tax liabilities:
Basis difference in property and equipment	$(3,304)	$(1,869)
ROU asset	(1,773)	—
Prepaid insurance	(312)	(203)
Other	(638)	(3,320)
Total deferred tax liabilities	(6,027)	(5,392)
Net deferred tax assets	$35,815	$38,958

The Company had approximately $35.8 million and $39.0 million in net deferred tax assets as of December 31, 2021 and 2020, respectively, related primarily to basis difference between tangible and intangible assets. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. The deferred tax assets should be realized through future operating results and the reversal of temporary differences.

As of December 31, 2021 and 2020, the Company has interest expense limitation carryovers of $4.9 million and zero, respectively, which last indefinitely.

As of December 31, 2021 and 2020, the Company had $0.2 million and zero foreign tax credit carryforward, respectively. In addition, as of December 31, 2021 and 2020, the Company had state research and development tax credits of $0.1 million and zero, respectively, which can be carried forward indefinitely.

The Company has not provided deferred taxes on approximately $244.2 million of undistributed earnings from foreign subsidiaries as of December 31, 2021. The Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the Consolidated Balance Sheet. The Company’s prepaid tax payments were zero and $0.3 million at December 31, 2021 and 2020, respectively.

Income from continuing operations before income taxes included income from domestic operations of $80.7 million, $49.7 million and $81.1 million for the years ended December 31, 2021, 2020 and 2019, respectively, and income from foreign operations of $80.4 million, $102.8 million and $64.6 million for the years ended December 31, 2021, 2020 and 2019, respectively.

Uncertain Income Tax Positions

Tax positions are evaluated in a two-step process. The Company first determines whether it is more likely than not that a tax position will be sustained upon examination. If a tax position meets the more-likely-than-not recognition threshold, it is then measured to determine the amount of benefit to recognize in the financial statements. The tax position is measured as the largest amount of benefit that is greater than 50% likely of being realized upon ultimate settlement. The Company classifies gross interest and penalties and unrecognized tax benefits that are not expected to result in payment or receipt of cash within one year as non-current liabilities in the Consolidated Balance Sheets.

As of December 31, 2021, the total amount of unrecognized tax benefits was $3.7 million, of which $3.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2020, the total amount of unrecognized tax benefits was $3.1 million, of which $3.1 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2019, the total amount of unrecognized tax benefits was $3.0 million, of which $3.0 million, if recognized would affect the Company’s effective tax rate.

The aggregate changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2021, 2020 and 2019, is as follows (in thousands):

	Years Ended December 31,
	2021	2020	2019
Beginning balance	$3,050	$3,015	$10,429
Decreases related to tax positions taken during a prior year	—	—	(7,441)
Increases related to tax positions taken in the current year	685	35	79
Decreases related to expiration of statute of limitations	—	—	(52)
Ending balance	$3,735	$3,050	$3,015

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2021, 2020 and 2019, the total amount of interest and penalties accrued was $1.0 million, $0.9 million and $0.8 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense (benefit) in 2021, 2020 and 2019 of $0.2 million, $0.2 million and $(4.4) million, respectively.

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations due to ongoing audits. As a result of ongoing federal, state and foreign income tax audits (discussed below), it is reasonably possible that the Company’s entire reserve for uncertain income tax positions for the periods under audit will be released. It is also reasonably possible that the Company’s reserves will be inadequate to cover the entire amount of any such income tax liability.

Income Tax Audits:

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of December 31, 2021, the Company is not under audit in any jurisdiction that it operates within. The Company has not filed any tax returns for the post spin periods, however it does have some international subsidiaries who have previously filed tax returns in their local jurisdictions. In respect to these international subsidiaries, tax returns filed for the years from 2017 onwards are still open to examination by tax authorities

13.Stockholders’ Equity

Recapitalization

On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis.

In connection with the Separation, 19,902,924 shares of common stock were issued to the Former Parent and the historical net parent investment was recharacterized as share capital and additional-paid-in-capital to reflect the new corporate structure of Consensus. Additional-paid-in-capital (APIC) was further adjusted to reflect (i) the distribution of cash to the Former Parent in the amount of $290.3 million ($259.1 million base amount plus additional net cash sweeps of $31.2 million), (ii) the transfer to the parent of the $500.0 million aggregate principal amount of the 6.5% Senior Notes due 2028, and (iii) the transfer of the net assets of the non-fax business in the amount of $837.3 million back to Ziff Davis. At the time of the separation, the excess of the distributions to the former parent over the remaining net parent investment (i.e., the negative APIC balance) was reclassified to accumulated deficit.

The Separation was achieved when Ziff Davis’ distributed 80.1% of the shares of Consensus common stock to holders of Ziff Davis common stock as of the close of business on October 1, 2021, the record date for the distribution. Ziff Davis’ stockholders of record received one share of Consensus common stock for every three shares of Ziff Davis’ common stock. Ziff Davis retained a 19.9% investment in Consensus following the Separation.

On March 1, 2022, the Company’s Board of Directors has approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant (see Note 21 - Subsequent Events).

Dividends

The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval.

Common Stock

Periodically, participants in Consensus 2021 stock plan may surrender to the Company shares of Consensus common stock to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the years ended December 31, 2021, 2020, and 2019 the Company purchased zero shares, respectively, from plan participants for this purpose.

Refer to Note 14 – Equity Incentive and Employee Stock Purchase Plan, for shares of common stock issued in relation to the Company’s equity incentive plan

14.Equity Incentive and Employee Stock Purchase Plan

Prior to the Separation from Ziff Davis, the Company recorded share-based compensation expense for share-based awards granted to its employees and non-employees for services provided based on expense that was allocated from the Former Parent to the Company for each relevant employee on a monthly basis. The Former Parents’ plans included their 2015 Stock Plan and the 2001 Employee Stock Purchase Plan.

In connection with the Separation, the Former Parent terminated awards that were held by Consensus employees. These were replaced with awards issued under the 2021 Equity Incentive Plan. Each award held by a Consensus employee under the Former Parent’s compensation plans was converted into 2.21 Consensus awards under the 2021 Equity Incentive Plan, which resulted in 86,460 Ziff Davis awards converted into 191,076 Consensus awards. This modification resulted in no incremental compensation cost.

In 2021, the Company recorded a reduction of share-based compensation expense, offset by APIC, of $3.2 million, net of federal income tax expense of $1.0 million, of which $3.0 million, net of federal income tax expense of $0.9 million, is deemed to be an out of period correction that is not deemed to be material to either the current or any prior periods.

Consensus Equity Incentive Plans

(a) The 2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes.

Restricted Stock and Restricted Stock Units

Consensus has awarded restricted stock and restricted stock units to its Board of Directors and senior staff pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for senior staff (excluding market-based awards discussed below) and five years for the Chief Executive Officer and Chief Operating Officer. The Company issued 59,175 shares of restricted stock awards (excluding awards with market conditions below), all of which were exchanged in the Separation. The Company granted 510,128 shares of restricted stock units (excluding units with market conditions below), which includes 91,203 shares exchanged in the Separation, during the year ended December 31, 2021.

Restricted Stock and Restricted Stock Units with Market Conditions

Consensus has awarded certain key employees market-based restricted stock awards pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in period. During the year ended December 31, 2021, the Company issued 6,060 shares of market-based restricted stock awards, all of which were exchanged in the Separation. The Company granted 503,144 market-based restricted stock units, which includes 34,638 shares exchanged in the Separation, during the year ended December 31, 2021. The per share weighted-average grant-date fair values of the market-based restricted stock awards granted during the year ended December 31, 2021 was $57.67.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

December 31, 2021
Underlying stock price at valuation date	$57.06
Expected volatility	35.1%
Risk-free interest rate	1.3%

Restricted stock award activity for the year ended December 31, 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	—	$—
Exchanged in Separation	65,235	57.77
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested at December 31, 2021	65,235	$57.77

Restricted stock unit activity for the year ended December 31, 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	—	$—
Exchanged in Separation	125,841	63.69
Granted	887,431	27.78
Vested	—	—
Canceled	(175)	—
Outstanding at December 31, 2021	1,013,097	$29.36	4.53	$58,627,923
Vested and expected to vest at December 31, 2021	593,369	$38.28	3.68	$34,338,282

As of December 31, 2021, the Company had unrecognized share-based compensation cost of $48.6 million associated with these awards. This cost of $1.6 million and $47.0 million is expected to be recognized over a weighted-average period of 1.7 years for awards and 5.4 years for units, respectively. The Company recognized $0.2 million of tax benefits related to the restricted stock awards and restricted stock units for the periods ending December 31, 2021 related to the 2021 Plan.

(b) Employee Stock Purchase Plan (“ESPP”)

In October of 2021, Consensus established the Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (the “Purchase Plan”), which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock at certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company (a “Share”) on the beginning or the end of the offering period, with each offering period being six months.

Consensus performed an analysis of the Purchase Plan terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company recognized $0.1 million of compensation expense related to the Purchase Plan for the year ended December 31, 2021. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates was 10.34% as of December 31, 2021.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

December 31, 2021
Risk-free interest rate	0.05%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	17.89%
Weighted average volatility	17.89%

During 2021, 10,421 Consensus shares were purchased under the Purchase Plan at $49.67 per share. As of December 31, 2021, there are 989,579 shares available under the Purchase Plan for future issuance.

Historical Cloud Services

(a) The 2015 Stock Option Plan

In May 2015, the Former Parent’s Board of Directors adopted the Ziff Davis 2015 Stock Option Plan (the “2015 Plan”). The 2015 Plan provided for the grant of incentive stock options, nonqualified stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares, performance share units and other share-based awards. Options under the 2015 Plan may be granted at exercise prices determined by the Former Parent’s Board of Directors, provided that the exercise prices shall not be less than the higher of the par value or 100% of the fair market value of Ziff Davis’ common stock subject to the option on the date the option is granted.

At December 31, 2021, 2020, and 2019, options to purchase were zero, 250, and 500 shares, respectively, of common stock that were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of zero, $29.53, and $29.53, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section
162(m).

Stock Options

The stock option activity attributable to Consensus employees for the period ended December, 2021, 2020, and 2019 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Intrinsic Value
Options outstanding at January 1, 2019	9,710	$29.53
Granted	—	—
Exercised	(1,000)	$29.53
Canceled	—	—
Options outstanding at December 31, 2019	8,710	$29.53
Granted	—	—
Exercised	(250)	$29.53
Canceled	—	—
Options outstanding at December 31, 2020	8,460	$29.53
Granted	—
Exercised	(250)	29.53
Canceled	—
Adjustment due to Separation	(8,210)
Options outstanding at December 31, 2021	—	$—	0.0	$—
Exercisable at December 31, 2021	—	$—	0.0	$—
Vested and expected to vest at December 31, 2021	—	$—	0.0	$—

For the years ended December 31, 2021, 2020, and 2019, the Former Parent granted zero options to Consensus employees, respectively, to purchase shares of common stock pursuant to the 2015 Plan. These stock options vested 20% per year and expired 10 years from the date of grant.

The total intrinsic values of options exercised attributable to Consensus employees during the years ended December 31, 2021, 2020 and 2019 was zero, respectively. The total fair value of options vested during the period prior the Separation was zero for the years ended December 31, 2021, 2020, and 2019, respectively.

Cash received by the Former Parent from options exercised under all share-based payment arrangements for the years ended December 31, 2021, 2020 and 2019 was zero. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements totaled zero for the years ended December 31, 2021, 2020, 2019.

As of December 31, 2021, there was zero of total unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan.

Fair Value Disclosure

The Former Parent used the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility is based on historical volatility of the Former Parent’s common stock. The Former Parent estimates the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Former Parent uses an annualized dividend yield based upon the per share dividends declared by the Former Parent’s Board of Directors. Estimated forfeiture rates were 12.4%, 13.0%, and 13.9% as of December 31, 2021, 2020 and 2019, respectively.

Restricted Stock and Restricted Stock Units

The Former Parent has awarded restricted stock and restricted stock units to the Former Parent’s Board of Directors and senior staff pursuant to the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Former Parent’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Former Parent granted 2,207, 2,961, and 5,937 shares of restricted stock and restricted units (excluding awards with market conditions below) the years ended December 31, 2021, 2020 and 2019, respectively.

Restricted Stock - Awards with Market Conditions

The Former Parent has awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Parent’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Former Parent achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method regardless of whether the market condition is satisfied, provided that the requisite service period has been completed. During the nine months ended September 30, 2021 and the years ended December 31, 2020 and 2019, the Parent awarded 73,094, 82,112, and 74,051 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2021, 2020 and 2019 were $113.27, $91.17, and $84.58, respectively.

The Former Parent’s weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

	December 31,	December 31,	December 31,
	2021	2020	2019
Underlying stock price at valuation	$113.27	$91.17	$84.58
Expected volatility	30.3%	27.0%	28.3%
Risk-free interest rate	1.3%	0.7%	2.5%

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021, 2020 and 2019 was $1.3 million, $0.7 million, and $2.0 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled zero, respectively, for the years ended December 31, 2021, 2020 and 2019.

The restricted stock award activity for the years ended December 31, 2021, 2020, and 2019 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2019	58,987	$74.77
Granted	7,564	82.64
Vested	(18,135)	70.08
Canceled	(10,742)	72.62
Nonvested at December 31, 2019	37,674	$75.03
Granted	—	—
Vested	(7,785)	76.43
Canceled	(3,020)	77.37
Nonvested at December 31, 2020	26,869	$57.21
Granted	—	—
Vested	(6,189)	74.52
Canceled	(6,850)	83.14
Adjustment due to Separation	(13,830)	53.72
Nonvested at December 31, 2021	—	$—

The restricted stock unit activity attributable to Consensus employees for the years ended December 31, 2021, 2020, and 2019 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2019	17,412
Granted	2,661
Vested	(4,916)
Canceled	(4,800)
Outstanding at December 31, 2019	10,357
Granted	5,431
Vested	(1,734)
Canceled	(360)
Outstanding at December 31, 2020	13,694
Granted	4,416
Vested	(2,470)
Canceled	(8,856)
Adjustment due to Separation	(6,784)
Outstanding at December 31, 2021	—	0.0	$—
Vested and expected to vest at December 31, 2021	—	0.0	$—

(b) Employee Stock Purchase Plan (“ESPP”)

In May of 2001, the Former Parent established the J2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provided for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Ziff Davis’ common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period.

On February 2, 2018, the Former Parent approved an amendment to the Former Parent’s Amended and Restated 2001 Employee Stock Purchase Plan, to be effective May 1, 2018, such that (i) the purchase price for each offering period shall be 85% of the lesser of the fair market value of a share of common stock of the Parent (a “Share”) on the beginning or the end of the offering period, rather than 95% of the fair market value of a Share at the end of the offering period, and (ii) each offering period will be six months, rather than three months.

The Former Parent performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Former Parent’s Purchase Plan to be compensatory and the Former Parent to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Former Parent used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Former Parent’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Former Parent uses an annualized dividend yield based upon the per share dividends declared by the Former Parent’s Board of Directors. Estimated forfeiture rates were 11.15%, 11.15%, 5.80% and as of December 31, 2021, 2020 and 2019, respectively.

During the years ended December 31, 2021, 2020 and 2019, 503, 1,413, and 1,921 shares, respectively were purchased under the Purchase Plan at price at $72.92 per share during 2021. As of December 31, 2021, zero shares were available under the Purchase Plan for future issuance.

15.    Defined Contribution 401(k) Savings Plan

Consensus has a 401(k) Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Eligible employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2021, 2020 and 2019, the Company made contributions of $0.2 million, $0.2 million and $0.2 million, respectively, to this 401(k) Savings Plan.

16.Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2021	2020 (1)	2019 (1)
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$121,174	$122,413	$178,883
Net income available to participating securities (2)	(359)	—	—
Net income available to common shareholders from continuing operations	$120,815	$122,413	$178,883
Denominator:
Weighted-average outstanding shares of common stock	19,904,237	19,902,924	19,902,924
Dilutive effect of:
Equity incentive plans	71,000	—	—
Employee Stock Purchase Plan	11,652	—	—
Common stock and common stock equivalents	19,986,889	19,902,924	19,902,924
Net income per share from continuing operations:
Basic	$6.07	$6.15	$8.99
Diluted	$6.04	$6.15	$8.99
(1) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for the years ended December 31, 2020 and 2019, respectively because the number of shares issued simply reflect a recharacterization of the capital account previously held by the former parent (see Note 1 - The Company).

(2) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the year ended December 31, 2021, 191,076 anti-dilutive shares were excluded from earnings per share calculation.

17.Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as one business, Cloud Fax.
The Company’s Cloud Fax business is driven primarily by subscription revenues that are relatively higher margin, stable and predictable from quarter to quarter with minor seasonal weakness in the fourth quarter.
The accounting policies of the businesses are the same as those described in Note 2 - Basis of Presentation and Summary of Significant Accounting Policies. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.

Consensus maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Years ended December 31,
	2021	2020	2019
Revenues:
United States	$274,814	$256,853	$249,429
Canada	45,157	40,303	37,191
Ireland	21,913	23,514	26,104
All other countries	10,780	10,498	9,835
Foreign countries	77,850	74,315	73,130
Total	$352,664	$331,168	$322,559

	December 31, 2021	December 31, 2020
Long-lived assets:
United States	$43,727	$50,966
Canada	7,128	10,249
Ireland	2,625	7,026
All other countries	80	135
Foreign countries	9,833	17,410
Total	$53,560	$68,376

18.    Supplemental Cash Flows Information

Cash paid for interest on outstanding debt during the years ended December 31, 2021, 2020 and 2019 was zero, $54.4 million and $42.3 million, respectively, which is the primary contributor for total cash paid for interest.

Cash paid for income taxes net of refunds received was $3.1 million, $1.7 million and $1.3 million during the years ended December 31, 2021, 2020 and 2019, respectively.

During the year ended December 31, 2021, in a non-cash transaction, an asset related to the $500.0 million aggregate principal amount of the 6.5% Senior Notes due 2028 (see Note 9 - Debt) and $837.3 million of non-fax business net assets were transferred to Ziff Davis with a corresponding reduction of additional-paid-in-capital.

19.Accumulated Other Comprehensive Income (Loss)

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the years ended December 31, 2021, 2020, and 2019 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2019	$(42,894)
Other comprehensive loss before reclassifications	(1,979)
Net current period other comprehensive loss	(1,979)
Balance as of December 31, 2019	$(44,873)
Other comprehensive loss before reclassifications	(11,093)
Net current period other comprehensive loss	(11,093)
Balance as of December 31, 2020	$(55,966)
Other comprehensive income before reclassifications	(14,397)
Transfer of non-fax business to Former Parent	53,506
Net current period other comprehensive income	39,109
Balance as of December 31, 2021	$(16,857)

There were zero reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2021, 2020, and 2019.

20.Related Party Transactions

In preparation for and in executing the Separation, the Company incurred approximately $11.5 million (excluding costs associated with the deferred issuance costs) of transaction-related costs, before reimbursement by Ziff Davis. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. During the year ended December 31, 2021, Consensus paid approximately $16.1 million to Ziff Davis. These transaction-related costs were recorded in ‘General and administrative expenses’ within the Consolidated Statement of Income. The Company also reimbursed Ziff Davis for certain costs associated with the issuance of the 2026 and 2028 Senior Notes totaling $7.9 million which was recorded as deferred issuance costs. In addition, the Company paid Ziff Davis approximately $8.9 million subsequent to the Separation due to excess cash held at the Separation date net of other related items pursuant to the Separation and Distribution Agreement.

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement (the “Agreements”). The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and are expected to terminate no later than twelve months following the Separation. Further, as noted in Note 10, Ziff Davis assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis and Consensus will have joint liability under the lease through October 7, 2022, after which time the Company will be the sole lessee under the lease. Amounts due to Ziff Davis as of December 31, 2021 was $5.7 million related to these items, as well as reimbursement related to certain transaction related costs, and is included in other current liabilities within the Consolidated Balance Sheet.

21.Subsequent Event

On February 4, 2022, in a cash transaction, the Company acquired certain assets of Summit Healthcare Services, Inc., a Massachusetts based provider of secure interoperability solutions within the healthcare industry for total consideration of $15.0 million. The initial accounting for this acquisition is incomplete due to the timing of available information and purchase accounting information is still being compiled and is not available for disclosure.

On March 1, 2022, the Company’s Board of Directors has approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”). The final maturity of the Credit Facility will occur on March 4, 2027.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure

    None.

Item 9A.Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the end of the year ended December 31, 2021, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting, described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

The Company did not design and maintain effective internal controls over the accounting for certain elements of the spin-off transaction, a significant unusual transaction, which resulted in a material weakness in internal control over financial reporting as of December 31, 2021. The control activities were not designed to allow the Company to timely identify and account for the following aspects of the spin-off transaction (i) changes to stockholders’ equity and (ii) the completeness and accuracy of certain amounts classified in discontinued operations in the consolidated financial statements and related disclosures. A lack of sufficient resources and technical capabilities in accounting and finance, coupled with the complexities involved in the spin-off transaction were also contributing factors to the material weakness. Significant additional procedures were required by the Company to mitigate the risks associated with the material weakness.

Although the control deficiency did not result in any material misstatement of the consolidated financial statements for the periods presented, there is a reasonable possibility that it could lead to a material misstatement of account balances or disclosures. Accordingly, management has concluded that the control deficiency constitutes a material weakness.

To remediate the material weakness, our management is enhancing existing controls and procedures over our accounting for significant unusual transactions. These controls relate to the analysis and disclosures and the accounting for significant unusual transactions. We plan to enhance our approach and procedures by augmenting internal resources and increasing the deployment of both internal and external subject matter experts to assist our management with the evaluation of our accounting for significant unusual transactions.

We believe that these actions will remediate the material weakness. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Management’s Annual Report on Internal Control Over Financial Reporting

This Annual Report on Form 10-K does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

(c) Changes in Internal Control Over Financial Reporting

Other than the material weakness in our internal control over financial reporting described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance

The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2022 Proxy Statement”) for the 2022 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2021.

Item 11. Executive Compensation

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the information to be set forth in our 2022 Proxy Statement.

                        PART IV

Item 15.Exhibits and Financial Statement Schedules

    (a) 1. Financial Statements.

The following financial statements are filed as a part of this Annual Report on Form 10-K:

Report of Independent Registered Public Accounting Firm
(BDO USA, LLP; Los Angeles, California; PCAOB ID #243)

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ (Deficit) Equity
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:

Schedule II-Valuation and Qualifying Accounts

All other schedules are omitted because they are not required or the required information is shown in the financial statements or notes thereto.

3.   Exhibits

The following exhibits are filed with this Annual Report on Form 10-K or are incorporated herein by reference as indicated below (numbered in accordance with Item 601 of Regulation S-K). We shall furnish copies of exhibits for a reasonable fee (covering the expense of furnishing copies) upon request.

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

4.3	Form of 2026 Note (included in Exhibit 4.1).
4.4	Form of 2028 Note (included in Exhibit 4.2).
4.5*	Description of Registrant’s securities.
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

10.6†
Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.7†
Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

21.1*	List of subsidiaries of Consensus Cloud Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – BDO USA, LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101*
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-K for the year ended December 31, 2021, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2021 and December 31, 2020, (ii) Consolidated Statements of Income for the years ended December 31, 2021, 2020 and 2019, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2021, 2020 and 2019, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2021, 2020 and 2019, (v) Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2021, 2020 and 2019, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith † Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on April 15, 2022.

Consensus Cloud Services, Inc.

By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated, in each case on April 15, 2022.

Signature	Title

/s/ R. SCOTT TURICCHI	Chief Executive Officer and a Director
R. Scott Turicchi	(Principal Executive Officer)

/s/ JAMES C. MALONE	Chief Financial Officer
James C. Malone	(Principal Financial and Accounting Officer)

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ELAINE HEALY	Director
Elaine Healy

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ NATE SIMMONS	Director
Nate Simmons

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,110	$6,168	$(5,535)	$4,743
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
Year Ended December 31, 2020:
Allowance for doubtful accounts	$4,220	$8,046	$(8,156)	$4,110
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
Year Ended December 31, 2019:
Allowance for doubtful accounts	$4,053	$7,925	$(7,758)	$4,220
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
(1)     Represents specific amounts written off that were considered to be uncollectible.