Form 10-Q
period 2022-03-31
Consensus Cloud Solutions, Inc.
filed 2022-05-16
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 11, 2022, there were approximately 19,989,853 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands)

	March 31, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$93,864	$66,778
Accounts receivable, net of allowances of $3,988 and $4,743, respectively	28,813	24,829
Prepaid expenses and other current assets	5,397	4,650
Total current assets	128,074	96,257
Property and equipment, net	38,353	33,849
Operating lease right-of-use assets	8,102	7,233
Intangibles, net	53,003	43,549
Goodwill	344,025	339,209
Deferred income taxes	42,484	41,842
Other assets	1,305	873
TOTAL ASSETS	$615,346	$562,812
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	56,616	40,206
Income taxes payable, current	10,217	5,227
Deferred revenue, current	28,800	24,370
Operating lease liabilities, current	2,821	2,421
Due to Former Parent	11,653	5,739
Total current liabilities	110,107	77,963
Long-term debt	792,495	792,040
Deferred revenue, non-current	162	184
Operating lease liabilities, non-current	14,523	14,108
Liability for uncertain tax positions	4,795	4,795
Deferred income taxes	6,077	6,027
Other long-term liabilities	1,111	360
TOTAL LIABILITIES	929,270	895,477
Commitments and contingencies (Note 10)
Common stock, $0.01 par value. Authorized 120,000,000 at March 31, 2022; total issued and outstanding 19,995,528 and 19,978,580 shares at March 31, 2022 and December 31, 2021, respectively.	200	200
Treasury stock, at cost (19,922 and zero shares at March 31, 2022 and December 31, 2021, respectively).	—	—
Additional paid-in capital	6,918	2,878
Accumulated deficit	(302,068)	(318,886)
Accumulated other comprehensive loss	(18,974)	(16,857)
TOTAL STOCKHOLDERS’ DEFICIT	(313,924)	(332,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$615,346	$562,812

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Total revenues	$90,925	$86,620

Cost of revenues (1)	15,104	13,970
Gross profit	75,821	72,650
Operating expenses:
Sales and marketing (1)	15,830	13,235
Research, development and engineering (1)	2,336	1,676
General and administrative (1)	18,806	6,048
Total operating expenses	36,972	20,959
Income from operations	38,849	51,691
Interest expense	(13,274)	(236)
Interest income	—	9
Other income, net	174	379
Income before income taxes	25,749	51,843
Income tax expense	7,043	12,608
Income from continuing operations	18,706	39,235
Income from discontinued operations, net of income taxes (1)	—	8,127
Net income	$18,706	$47,362

Net income per common share from continuing operations:
Basic	$0.94	$1.97
Diluted	$0.93	$1.97

Net income per common share from discontinued operations:
Basic	$—	$0.41
Diluted	$—	$0.41

Net income per common share:
Basic	$0.94	$2.38
Diluted	$0.93	$2.38

Weighted average shares outstanding:
Basic	19,921,375	19,902,924
Diluted	20,005,307	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$223	$50
Sales and marketing	273	95
Research, development and engineering	356	102
General and administrative	4,361	136
Income from discontinued operations, net of income taxes	—	1,108
Total	$5,213	$1,491

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021

Net income	$18,706	$47,362
Other comprehensive loss:
Foreign currency translation adjustment	(2,117)	(7,708)
Other comprehensive loss	(2,117)	(7,708)
Comprehensive income	$16,589	$39,654

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2022	2021
Cash flows from operating activities:
Net income	$18,706	$47,362
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	3,706	17,046
Amortization of financing costs and discounts	461	—
Non-cash operating lease costs	447	1,955
Share-based compensation	5,213	1,491
Provision for doubtful accounts	2,045	1,607
Deferred income taxes, net	(1,310)	190
Lease asset impairments	—	561
Gain on sale of businesses	—	(1,979)
Changes in fair value of contingent consideration	—	648
Decrease (increase) in:
Accounts receivable	(4,585)	(5,446)
Prepaid expenses and other current assets	(494)	(2,266)
Other assets	(433)	1,280
Increase (decrease) in:
Accounts payable and accrued expenses	14,799	(3,722)
Income taxes payable	4,781	(184)
Deferred revenue	1,886	2,828
Operating lease liabilities	(459)	(1,869)
Liability for uncertain tax positions	—	1,147
Other long-term liabilities	5,145	(723)
Net cash provided by operating activities	49,908	59,926
Cash flows from investing activities:
Purchases of property and equipment	(6,915)	(7,472)
Acquisition of businesses, net of cash received	(12,855)	—
Proceeds from sale of businesses, net of cash divested	—	5,999
Purchases of intangible assets	(1,000)	—
Net cash used in investing activities	(20,770)	(1,473)
Cash flows from financing activities:
Debt issuance costs	(232)	—
Acquired restricted stock	(1,173)	—
Deferred payments for acquisitions	—	(1,583)
Contribution from Parent	—	12,306
Other	—	(142)
Net cash provided by (used in) financing activities	(1,405)	10,581
Effect of exchange rate changes on cash and cash equivalents	(647)	(562)
Net change in cash and cash equivalents	27,086	68,472
Cash and cash equivalents at beginning of period	66,778	128,189
Cash and cash equivalents at end of period	93,864	196,661
Less cash and cash equivalents at end of period, discontinued operations	—	46,986
Cash and cash equivalents at end of period, continuing operations	$93,864	$149,675

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Three Months Ended March 31, 2022 and 2021
(Unaudited, in thousands)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, January 1, 2021	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Net income	—	—	—	—	—	—	—	47,362	47,362
Other comprehensive loss, net of tax	—	—	—	—	—		(7,708)	—	(7,708)
Share-based compensation	—	—	—	—	—	—	—	1,491	1,491
Parent contribution	—	—	—	—	—	—	—	12,306	12,306
Balance, March 31, 2021	—	$—	$—	—	$—	$—	$(63,674)	$1,239,667	$1,175,993

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	18,706	—	18,706
Other comprehensive loss, net of tax	—	—	—	—	—	—	(2,117)	(2,117)
Repurchase of common stock	(19,922)	—	(1,173)	—	—	—	—	(1,173)
Treasury stock	19,922	—	—	(19.922)	—	—	—	—
Share-based compensation	36,870	—	5,213	—	—	—	—	5,213
Reclassifications related to bonuses and other corporate accruals prior to the Separation (Note 1)	—	—	—	—	—	(1,888)	—	(1,888)
Balance, March 31, 2022	20,015,450	$200	$6,918	—	$—	$(302,068)	$(18,974)	$(313,924)

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
March 31, 2022
(UNAUDITED)

1.    Basis of Presentation

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

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The consolidated financial statements of Consensus for periods prior to the completion of the Separation are those of J2 Cloud Services, which were derived from the interim condensed consolidated financial statements of Ziff Davis on a carve-out basis using the historical assets, liabilities, and results of operations attributable to the legal entities and business units which comprised historical J2 Cloud Services.

J2 Cloud Services was a wholly-owned subsidiary of Ziff Davis, and together with its subsidiaries, was a provider of internet services, including cloud-based subscription services to consumers and businesses including cloud fax, voice, cybersecurity, privacy and marketing technology.

For periods prior to the Separation, the interim condensed consolidated financial statements Consensus included an allocation of certain corporate expenses related to services provided to J2 Cloud Services by Ziff Davis. These expenses included the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by the Former Parent company personnel to J2 Cloud Services. The cost of these services had been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total Ziff Davis revenue for the periods presented. Management believes that these allocations were reasonable representations of the costs incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in our Annual Report (Form 10-K) filed with the SEC on April 15, 2022. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, fair value of assets acquired and liabilities assumed in connection with business combinations, long-lived and intangible asset impairment, lease impairment, contingent consideration, income taxes, sales taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

Discontinued Operations

The accounting requirements for reporting the Company’s non-fax business as a discontinued operation were met when the Separation was completed. Accordingly, the Condensed Consolidated Statements of Income reflect the results of the non-fax business as a discontinued operation for the prior period presented (see Note 5 - Discontinued Operations and Disposition of Business).

Allowances for Doubtful Accounts

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

•Significant changes in the manner of our use of the acquired assets or the strategy for J2 Cloud Services overall business; and

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in the first quarter of 2022. In the first quarter of 2021, the Company recorded impairment of certain operating right-of-use assets (see Note 9 - Leases).

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and are included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded in the first quarter of 2022 and 2021.

Income Taxes

Historically, J2 Cloud Services was included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior year Condensed Consolidated Statement of Income prior to the Separation, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. In addition, J2 Cloud Services’ income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 11 - Income Taxes).

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

Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, Consensus may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of the Company’s employees (see Note 12 - Equity Incentive and Employee Stock Purchase Plan).

Earnings Per Common Share (“EPS”)

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

Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 15 - Segment Information).

Reclassifications to correct prior period errors

In the first quarter of 2022, the Company identified certain errors related to executive bonuses and other corporate charges incurred prior to the Separation that were incorrectly treated as equity contributions at the time of the Spin-off rather than liabilities. The Company recorded a reclassification of $1.9 million from equity to accrued expenses and due to Former Parent to correct the prior period errors on the balance sheet. The Company determined that the impact of this reclassification was not material to the current or prior period financial statements.

2.Recent Accounting Pronouncements

In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Corporate	$46,519	$41,154
Small office home office (“SoHo”)	44,406	45,374
Other	—	92
Total revenues	$90,925	$86,620

Timing of revenue recognition
Point in time	$105	$—
Over time	90,820	86,620
Total	$90,925	$86,620

The Company has recorded $10.9 million and $12.3 million of revenue for the three months ended March 31, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of March 31, 2022 and December 31, 2021, the Company acquired $2.6 million and zero, respectively, of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions) which are subject to purchase accounting adjustments.

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

4.    Business Acquisitions

On February 4, 2022, in a cash transaction, the Company acquired certain assets of Summit Healthcare Services, Inc., a Massachusetts based provider of secure interoperability solutions within the healthcare industry for a total consideration of $15.0 million.

The Condensed Consolidated Statement of Income since the date of acquisition and balance sheet as of March 31, 2022, reflect the results of operations of this 2022 acquisition. For the three months ended March 31, 2022, this acquisition contributed $0.8 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is not material. Total consideration for this transaction was $14.4 million, net of cash acquired and assumed liabilities and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the allocation of the purchase consideration for this acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$1,248
Prepaid expenses and other current assets	30
Property and equipment	9
Operating lease right-of-use assets, noncurrent	413
Trademarks	1,100
Customer relationships	7,900
Goodwill	5,513
Other intangibles	1,300
Accounts payable and accrued expenses	(99)
Deferred revenue	(2,646)
Operating lease liabilities, noncurrent	(413)
Total	$14,355

The initial accounting for the Summit acquisition is incomplete due to timing of available information and is subject to change. The Company has recorded provisional amounts which may be based upon past acquisitions with similar attributes for certain intangible assets (including trade names, software and customer relationships), preliminary acquisition date working capital, and related tax items. The Company expects to finalize the accounting for the Summit acquisition within twelve months of the acquisition date.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the three months ended March 31, 2022 is $5.5 million, of which $5.5 million is expected to be deductible for income tax purposes.

5.     Discontinued Operations and Disposition of Businesses

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

Accordingly, the condensed consolidated financial statements reflect the results of the non-fax business as a discontinued operation for all periods presented. The Condensed Consolidated Balance Sheets and Condensed Consolidated Statements of Income report discontinued operations separate from continuing operations. The Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ Equity combine continuing and discontinued operations. The Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Equity include the non-fax business activity through October 7, 2021.

The key components of income from discontinued operations that were included in the Company’s Condensed Consolidated Statement of Income are as follows (in thousands):

Three Months Ended March 31, 2021
Revenues	$84,809
Cost of revenues	22,994
Gross Profit	61,815
Operating expenses:
Sales and marketing	20,737
Research, development and engineering	4,943
General and administrative	29,211
Total operating expense	54,891
Income from discontinued operations	6,924
Interest expense	(100)
Interest income	252
Gain on sale of businesses	1,979
Other income	75
Income from discontinued operations before income taxes	9,130
Income tax expense	1,003
Income from discontinued operations, net of income taxes	$8,127

The key components of cash flows from discontinued operations are as follows (in thousands):

Three Months Ended March 31, 2021
Depreciation and amortization	$14,224
Capital expenditure	3,160
Share-based compensation expense	1,108
Non-cash operating lease costs	1,371
Deferred income taxes, net	(1,951)
Lease asset impairments and other charges	561
Gain on sale of businesses	$(1,979)
Prior to the Separation, the Company completed the following dispositions that did not meet the criteria for discontinued operations by themselves but were subsequently classified as discontinued operations as they are part of the non-fax business transferred back to the Former Parent.

Voice Asset Sales (Non-Consensus)

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. On February 9, 2021, in a cash transaction, the Company sold the Voice assets for a gain of $2.0 million which was recorded in discontinued operations on the Condensed Consolidated Statement of Income for the three months ended March 31, 2021.

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

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 8 - Long-Term Debt).

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

In the three months ended March 31, 2022, the Company acquired technology for jSign, a corporate solution that provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API. The purchase price was $1.0 million and the asset is included in Other Purchased Intangibles on the Condensed Consolidated Balance Sheet.

The changes in carrying amounts of goodwill for the three months ended March 31, 2022 are as follows (in thousands):

Amount
Balance as of January 1, 2022	$339,209
Goodwill acquired (Note 4)	5,513
Foreign exchange translation	(697)
Balance as of March 31, 2022	$344,025

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2022 and December 31, 2021 as follows (in thousands):

	March 31, 2022	December 31, 2021
Trade names	$27,373	$27,388
Other	3,681	3,683
Total	$31,054	$31,071

Intangible Assets Subject to Amortization:

As of March 31, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	1.8 years	$7,880	$6,321	$1,559
Patent and patent licenses	0.0 years	54,340	54,340	—
Customer relationships (1)	4.1 years	107,845	91,291	16,554
Other purchased intangibles	3.8 years	12,762	8,926	3,836
Total		$182,827	$160,878	$21,949
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

Estimated amortization expense for the remainder of fiscal year 2022 and succeeding years is as follows:

Fiscal Year:	(in thousands)
2022 (Remainder)	$3,818
2023	4,465
2024	3,201
2025	2,601
2026	2,122
Thereafter	5,742
Total	$21,949

Amortization expense was $1.5 million and $1.7 million for the three months ended March 31, 2022 and 2021, respectively.

8.    Debt

Long-term debt as of March 31, 2022 and December 31, 2021 consists of the following (in thousands):

	March 31, 2022	December 31, 2021
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(12,505)	(12,960)
Total long-term debt	$792,495	$792,040

Interest expense was $13.3 million and $0.2 million for the three months ended March 31, 2022 and 2021, respectively.
2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of March 31, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the estimated fair value of the 2026 Senior Notes was approximately $302.7 million and $316.1 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.
2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 15 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of March 31, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2022.

As of March 31, 2022 and December 31, 2021, the estimated fair value of the 2028 Senior Notes was approximately $495.6 million and $521.2 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided MUFG has provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”). The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2022, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) based interest rate between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of March 31, 2022.

9.    Leases

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

The components of lease expense were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Operating lease cost	$628	$626
Short-term lease cost	440	541
Finance lease cost
Amortization of right-of-use assets	302	78
Total lease cost	$1,370	$1,245

Supplemental balance sheet information related to leases was as follows (in thousands):

	March 31, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$8,102	$7,233
Finance lease right-of-use assets (1)	2,341	2,648
Total operating lease right-of-use assets	$10,443	$9,881

Operating lease liabilities, current	$2,821	$2,421
Operating lease liabilities, noncurrent	14,523	14,108
Total operating lease liabilities	$17,344	$16,529
(1) Included in “Other assets” in the Consolidated Balance Sheet. The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$648	$286
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,316	$—

Other supplemental operating lease information consists of the following:

	March 31, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term	8.4 years	8.8 years
Weighted average discount rate	4.76%	4.84%

Maturities of operating lease liabilities as of March 31, 2022 were as follows (in thousands):

Operating Leases
Fiscal Year:
2022 (remainder)	$2,082
2023	2,602
2024	2,561
2025	2,389
2026	2,461
Thereafter	10,697
Total lease payments	$22,792
Less: Imputed interest	5,448
Present value of operating lease liabilities	$17,344

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

Facility lease

On October 28, 2021, Ziff Davis (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regard to the lease which was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”), the lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the Lease by the Assignor to Assignee.

10.    Commitments and Contingencies

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

In the year ended December 31, 2021, the Company determined that a sales tax liability is probable and it developed a methodology to estimate the liability for the sales tax for the SoHo revenue stream during the affected periods 2017 through 2021. The Company has taken the same approach in estimating the liability for the three months ended March 31, 2022. Accordingly, the Company has recorded a sales tax expense in three months ended March 31, 2022 and 2021 of $0.8 million and zero, respectively, for the period, net of federal income tax benefit of $0.2 million.

11.    Income Taxes

Historically, we were included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior period condensed consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. Accordingly, income tax amounts computed under this method (including deferred taxes and net operating loss carryforwards) may differ from amounts included in the Parent’s historical consolidated provision. Pursuant to the terms of the Separation, any tax liabilities with respect to Discontinued Operations remains the responsibility of the Former Parent.

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. The Company’s effective tax rate was 27.4% and 24.3% for the three months ended March 31, 2022 and 2021, respectively. The Company’s increased rate during the three months ended March 31, 2022 is primarily due to certain compensation not being deductible for tax.

Income before income taxes included income from domestic operations of $0.8 million and $29.4 million for the three months ended March 31, 2022 and 2021, respectively, and income from foreign operations of $24.9 million and $22.4 million for the three months ended March 31, 2022 and 2021, respectively.

As of March 31, 2022 and December 31, 2021, the Company had $4.8 million and $4.8 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Cash paid for income taxes net of refunds received was $3.6 million and $1.2 million for the three months ended March 31, 2022 and 2021, respectively.

Certain taxes are prepaid during the year and, where appropriate, included within prepaid expenses and other current assets on the Condensed Consolidated Balance Sheet. The Company’s prepaid tax payments were zero at March 31, 2022 and December 31, 2021, respectively.

Income Tax Audits:

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of March 31, 2022, the Company is not under audit in any jurisdiction that it operates within. The Company has not filed any tax returns for the post spin periods, however it does have some international subsidiaries who have previously filed tax returns in their local jurisdictions. In respect to these international subsidiaries, tax returns filed for the years from 2018 onwards are still open to examination by tax authorities

12.    Stockholders’ Equity

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the first quarter of 2022, the Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2022, the Company repurchased zero shares under these program.

Periodically, participants in the Consensus’ Equity Incentive Plan surrender to the Company shares of the Company’s stock to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended March 31, 2022, participants surrendered to the Company 19,922 shares from plan participants for this purpose at an aggregate cost of $1.2 million.

Dividends

The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval.

13.    Equity Incentive and Employee Stock Purchase Plan

The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

(a) 2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes.

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and staff pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for staff and five years for the Chief Executive Officer and Chief Operating Officer (excluding market-based awards discussed below). The Company granted 26,612 shares of restricted stock and restricted stock units (excluding awards with market conditions below) during the three months ended March 31, 2022.

Restricted Stock Awards with Market Conditions

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving specified stock price targets over 30 (trading days). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in period. During the three months ended March 31, 2022, the Company awarded 5,091 market-based restricted stock awards. The per share weighted average grant-date fair value of the market-based restricted stock awards granted during the three months ended March 31, 2022 were $47.54, as determined by the valuation. Notwithstanding the valuation, all market-based stock awards are issued at the market value at the close of business on the date the grant is awarded.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

March 31, 2022
Underlying stock price at valuation date	$57.15
Expected volatility	35.0%
Risk-free interest rate	1.3%

Restricted stock award activity for the three months ended March 31, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	65,235	$57.77
Granted	—	—
Vested	(10,057)	63.69
Canceled	—	—
Nonvested at March 31, 2022	55,178	$56.70

Restricted stock unit activity for the three months ended March 31, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,013,097
Granted	31,703
Vested	(36,870)
Canceled	(8,045)
Outstanding at March 31, 2022	999,885	4.3	$60,123,085
Vested and expected to vest at March 31, 2022	601,934	3.5	$36,194,267

As of March 31, 2022, the Company had unrecognized share-based compensation cost of $44.5 million associated with these awards. This cost of $1.1 million for awards and $43.3 million for units is expected to be recognized over a weighted-average period of 1.3 years and 5.2 years, respectively.

(b) Employee Stock Purchase Plan

In October 2021, Consensus established the Purchase Plan, which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock at certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company on the beginning or the end of the offering period, with each offering period being six months.

The Company determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 10.34% as of March 31, 2022.

For the three months ended March 31, 2022, zero shares were purchased under the Purchase Plan. Cash received upon the issuance of Consensus common stock under the Purchase Plan was zero for the three months ended March 31, 2022. As of March 31, 2022, 989,579 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

March 31, 2022
Risk-free interest rate	0.05%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	17.89%
Weighted average volatility	17.89%

14.     Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2022	2021 (1)
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$18,706	$39,235
Net income available to participating securities (2)	(46)	—
Net income available to common shareholders from continuing operations	$18,660	$39,235
Denominator:
Weighted-average outstanding shares of common stock	19,921,375	19,902,924
Dilutive effect of:
Equity incentive plans	72,281	—
Employee Stock Purchase Plan	11,651	—
Common stock and common stock equivalents	20,005,307	19,902,924
Net income per share from continuing operations:
Basic	$0.94	$1.97
Diluted	$0.93	$1.97
(1) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for the three months ended March 31, 2021 because the number of shares issued simply reflect a recharacterization of the capital account previously held by the former parent.

(2) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2022, 495,010 anti-dilutive shares were excluded from the earnings per share calculation.

15.    Segment Information

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
The accounting policies of the businesses are the same as those described in Note 1 - Basis of Presentation. The Company evaluates performance based on revenue, gross margin and profit or loss from operations before income taxes, not including nonrecurring gains and losses and foreign exchange gains and losses.
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands).

	Three Months Ended March 31,
	2022	2021
Revenues:
United States	$71,138	$66,925
Canada	12,156	11,322
Ireland	4,960	5,712
All other countries	2,671	2,661
Foreign countries	19,787	19,695
	$90,925	$86,620

	March 31, 2022	December 31, 2021
Long-lived assets:
United States	$59,715	$43,727
Canada	6,577	7,128
Ireland	1,716	2,625
All other countries	397	80
Foreign countries	8,690	9,833
Total	$68,405	$53,560

16.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the three months ended March 31, 2022 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2022	$(16,857)
Other comprehensive loss	(2,117)
Net increase in other comprehensive loss	(2,117)
Balance as of March 31, 2022	$(18,974)
There were zero reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2022.

17.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement (the “Agreements”). The transition services agreement governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges for such services are generally intended to allow the providing company to recover all costs and expenses of providing such services and are expected to terminate no later than twelve months following the Separation. Further, as noted in Note 9, Ziff Davis assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis and Consensus will have joint liability under the lease through October 7, 2022, after which time the Company will be the sole lessee under the lease. Amounts due to Ziff Davis as of March 31, 2022 and December 31, 2021 was $11.7 million and $5.7 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

The COVID-19 pandemic continues to have widespread, rapidly evolving and unpredictable impacts on global economies, inflation, supply chains, work force participation and wages, and has created significant volatility and disruption in financial markets. Our focus remains on promoting employee health and safety and serving our customers. During fiscal year 2021 and fiscal quarter 2022, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

For purposes of this management’s discussion and analysis of the results of operations and financial condition of Consensus (“MD&A”) section, we use the terms “the Company,” “we,” “us” and “our” to refer to Consensus. References in this MD&A section to “Parent” or “Parent Company” refer to Ziff Davis, Inc., collectively with its consolidated subsidiaries.

Key Performance Metrics

We use the following metrics to evaluate our business, including the growth of our business, the value provided by customers to our business, and our customer retention.

The following table sets forth certain key operating metrics for Consensus continuing operations for the three months ended March 31, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended March 31,
	2022	2021
Revenue ($ in thousands)
Corporate	$46,519	$41,154
Small office home office (“SoHo”)	44,406	45,374
	90,925	86,528
Other Revenues	—	92
Consolidated	$90,925	$86,620
Average Revenue per Customer Account (“ARPA) (1)(2)
Corporate	$339.94	$289.37
SoHo	14.41	14.16
Consolidated	$28.25	$25.86

Customer Accounts (in thousands) (1)
Corporate (5)	46	47
SoHo	1,027	1,068
Consolidated	1,073	1,115

Paid Adds (in thousands) (3)
Corporate	4	3
SoHo	100	113
Consolidated	104	116

Monthly Churn % (4)
Corporate	2.05%	1.87%
SoHo	3.50%	3.51%
Consolidated	3.44%	3.45%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. During the three months ended March 31, 2022, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations for the Three and Three Months Ended March 31, 2022 and 2021

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

Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2022	2021
Revenues	$90,925	$86,620	5%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate an immaterial amount of Consensus revenues from intellectual property licensing.

Revenues increased by $4.3 million or 5% over the prior comparable three month period. Our growth was primarily due to an increase $5.4 million or 13% in our corporate business (inclusive of $0.8 million due to the Summit acquisition); partially offset by a decline of $1.0 million or 2.1% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2022	2021
Cost of revenue	$15,104	$13,970	8%
As a percent of revenue	17%	16%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation.

The increase in cost of revenues for the three months ended March 31, 2022 was primarily due to an increase in network operations and customer service expenses; partially offset by a decrease in data transmission costs.
Operating Expenses

Sales and Marketing.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2022	2021
Sales and Marketing	$15,830	$13,235	20%
As a percent of revenue	17%	15%

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

Sales and marketing cost for the three months ended March 31, 2022 was $15.8 million (primarily consisting of $10.1 million of third-party advertising costs and $5.5 million of personnel costs) compared to the prior period of $13.2 million (primarily consisting of $8.5 million of third-party advertising costs and $4.6 million of personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2022 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and costs associated with the business acquired in the quarter.

Research, Development and Engineering.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2022	2021
Research, Development and Engineering	$2,336	$1,676	39%
As a percent of revenue	3%	2%

Our research, development and engineering costs consist primarily of personnel-related expenses.

 The increase in research, development and engineering costs for the three months ended March 31, 2022 versus the prior comparable periods was primarily due to our continued focus on developing our platform, product and solutions primarily supporting our corporate revenue growth and incremental costs as a result of our Summit acquisition. During the three months ended March 31, 2022 and 2021, the Company capitalized internally developed software of $6.5 million and $3.3 million, respectively, which is recorded in property, plant and equipment on the Condensed Consolidated Balance Sheet.
General and Administrative.

(in thousands, except percentages)

	Three Months Ended March 31,		Percentage Change
	2022	2021
General and Administrative	$18,806	$6,048	211%
As a percent of revenue	21%	7%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expense for the three months ended March 31, 2022 versus prior comparable period was primarily due to operating as a standalone public company. The increase in costs was primarily attributable to $8.1 million in salary and benefits (inclusive of $4.4 million of share-based compensation), $1.1 million in professional fees, $0.8 million in depreciation and amortization and $0.7 million in Wayfair Sales Tax expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and three months ended March 31, 2022 and 2021 (in thousands):

	Three Months Ended March 31,
	2022	2021
Cost of revenues	$223	$50
Operating expenses:
Sales and marketing	273	95
Research, development and engineering	356	102
General and administrative	4,361	136
Continuing Operations	5,213	383
Income from discontinued operations	—	1,108
Total	$5,213	$1,491

Non-Operating Income and Expenses

Interest expense. Our interest expense is generated primarily from interest expense due on outstanding debt. Interest expense for the three months ended March 31, 2022 and 2021 was $13.3 million and $0.2 million, respectively. Interest expense increased over the prior comparable period due to three months of interest expense on $805.0 million of debt associated with the 2026 and 2028 senior notes in the current period which was not present in the prior comparable period.

Interest income. Our interest income is generated by interest income earned on cash and cash equivalents. Interest income for the three months ended March 31, 2022 and 2021 was zero and $9.0 thousand, respectively. Changes in interest income was immaterial when compared to the prior comparable period.

Other income, net. Our other income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other income, net for the three months ended March 31, 2022 and 2021 was $0.2 million and $0.4 million, respectively. Changes in Other income, net was immaterial when compared to the prior comparable period.

Income Taxes

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

Provision for income taxes for the three months ended March 31, 2022 and 2021 amounted to $7.0 million and $12.6 million, respectively. Our effective tax rate for the three months ended March 31, 2022 and 2021 was 27.4% and 24.3%, respectively.

The increase in our effective income tax rate for the three months ended March 31, 2022 was primarily attributable to an increase in tax expense due to certain compensation not being deductible for tax purposes.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2022, we had cash and cash equivalents of $93.9 million compared to $66.8 million at December 31, 2021. The increase in cash and cash equivalents resulted primarily from cash provided from operations; partially offset by cash used in a business and asset acquisition, purchases of property and equipment (including capitalized labor) and the surrendering of shares to cover employee income tax related to the release of equity awards. As of March 31, 2022, cash and cash equivalents held within domestic and foreign jurisdictions were $59.1 million and $34.8 million, respectively.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25 million (the “Credit Facility”). The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2022, no amount has been drawn down on the Credit Facility.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During Q1 2022, the Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2022, the Company repurchased zero shares under these program.

Periodically, participants in the Consensus’ Equity Incentive Plan surrender to the Company shares of the Company’s stock to satisfy tax withholding obligations arising upon the vesting of restricted stock. During the three months ended March 31, 2022, participants surrendered to the Company 19,922 shares from plan participants for this purpose at an aggregate cost of $1.2 million.

Cash Flows

The prior period includes cash flows from discontinued operations of the non-Consensus business, accordingly does not lend itself to a quarter-over-quarter analysis.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $49.9 million and $59.9 million for the three months ended March 31, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The decrease in our net cash provided by operating activities in 2022 compared to 2021 was attributable to decreased income after considering noncash items; partially offset by cash inflows from accounts payable and accrued expenses, other long-term liabilities,income taxes, accounts receivable and prepaid expenses. Our cash and cash equivalents were $93.9 million and $66.8 million at March 31, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $20.8 million and $1.5 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, net cash used in investing activities was primarily due to business and asset acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor); partially offset by proceeds from the sale of businesses. The increase in our net cash used in investing activities in 2022 compared to 2021 was primarily due to additional cash used for business and asset acquisitions; partially offset by proceeds from the sale of businesses.

Net cash (used in) provided by financing activities was $(1.4) million and $10.6 million for the three months ended March 31, 2022 and 2021, respectively. For the three months ended March 31, 2022 and 2021, net cash provided by financing activities was primarily due to contributions from the former parent, Ziff Davis; partially offset by deferred payments for acquisitions and the the surrendering of shares to cover employee income tax related to the release of equity awards. The change in net cash (used in) provided by financing activities in 2022 compared to 2021 was primarily attributable to decreased contributions from the former parent; partially offset by deferred payments for business acquisitions in the prior period; partially offset by the surrendering of shares to cover employee income tax related to the release of equity awards.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of March 31, 2022:

	Payment Due by Period (in thousands)
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$305,000	$500,000	$805,000
Long-term debt - interest (b)	50,800	50,800	50,800	50,800	50,800	65,000	319,000
Operating leases (c)	2,082	2,602	2,561	2,389	2,461	10,697	22,792
Telecom services and co-location facilities (d)	810	251	5	—	—	—	1,066
Holdback payment (e)	—	750	750	—	—	—	1,500
Other (f)	315	—	—	—	—	—	315
Total	$54,007	$54,403	$54,116	$53,189	$358,261	$575,697	$1,149,673
(a)These amounts represent principal on long-term debt.
(b)These amounts represent interest on long-term debt.
(c)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(d)These amounts represent service commitments to various telecommunication providers.
(e)These amounts represent the holdback amounts in connection with certain business acquisitions.
(f)These amounts represent certain consulting and Board of Directors fee arrangements.

As of March 31, 2022, our liability for uncertain tax positions was $4.8 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in cash and checking accounts of $93.9 million and $66.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk

Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Canadian Dollar, the Euro and the Japanese Yen. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

As currency exchange rates change, translation of the income statements of the international businesses into U.S. Dollars affects year-over-year comparability of operating results, the impact of which is immaterial to the comparisons set forth in this Form 10-Q.

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and financial position.

Foreign exchange gain for the three months ended March 31, 2022 and 2021 were $0.2 million and $0.4 million, respectively. The decrease in our gains recognized in earnings in the three months ended March 31, 2022 and 2021 were attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustment losses, included in other comprehensive income for the three months ended March 31, 2022 and 2021 were $2.1 million and $7.7 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended March 31, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting, described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

As previously disclosed in the Company’s Annual Report on Form 10-K for the year ended December 31, 2021, the company did not design and maintain effective internal controls over the accounting for certain elements of the spin-off transaction, a significant unusual transaction, which resulted in a material weakness in internal control over financial reporting. The control activities were not designed to allow the Company to timely identify and account for the following aspects of the spin-off transaction (i) changes to stockholders’ equity and (ii) the completeness and accuracy of certain amounts classified in discontinued operations in the consolidated financial statements and related disclosures. A lack of sufficient resources and technical capabilities in accounting and finance, coupled with the complexities involved in the spin-off transaction were also contributing factors to the material weakness. Significant additional procedures were required by the Company to mitigate the risks associated with the material weakness.

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

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2022 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 10 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2021.

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

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2022 and 2021, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	May 16, 2022	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer, Interim Chief Financial Officer and Director
(Principal Executive Officer)

Date:	May 16, 2022	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)