Form 10-Q
period 2022-06-30
Consensus Cloud Solutions, Inc.
filed 2022-08-09
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2022, there were approximately 19,826,724 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$76,292	$66,778
Accounts receivable, net of allowances of $4,372 and $4,743, respectively	29,926	24,829
Prepaid expenses and other current assets	4,910	4,650
Total current assets	111,128	96,257
Property and equipment, net	42,610	33,849
Operating lease right-of-use assets	7,762	7,233
Intangibles, net	51,922	43,549
Goodwill	347,855	339,209
Deferred income taxes	41,592	41,842
Other assets	1,151	873
TOTAL ASSETS	$604,020	$562,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	39,509	40,206
Income taxes payable, current	5,199	5,227
Deferred revenue, current	30,606	24,370
Operating lease liabilities, current	2,422	2,421
Due to Former Parent	4,434	5,739
Total current liabilities	82,170	77,963
Long-term debt	792,916	792,040
Deferred revenue, non-current	134	184
Operating lease liabilities, non-current	14,483	14,108
Liability for uncertain tax positions	6,253	4,795
Deferred income taxes	6,176	6,027
Other long-term liabilities	1,105	360
TOTAL LIABILITIES	903,237	895,477
Commitments and contingencies (Note 10)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,015,838 and 19,978,580 shares and total outstanding is 19,826,724 and 19,978,580 shares at June 30, 2022 and December 31, 2021, respectively.	200	200
Treasury stock, at cost (189,114 and zero shares at June 30, 2022 and December 31, 2021, respectively).	(7,596)	—
Additional paid-in capital	11,913	2,878
Accumulated deficit	(280,416)	(318,886)
Accumulated other comprehensive loss	(23,318)	(16,857)
TOTAL STOCKHOLDERS’ DEFICIT	(299,217)	(332,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$604,020	$562,812

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues	$93,163	$87,842	$184,088	$174,462

Cost of revenues (1)	15,587	14,554	30,692	28,524
Gross profit	77,576	73,288	153,396	145,938
Operating expenses:
Sales and marketing (1)	16,394	13,681	32,224	26,916
Research, development and engineering (1)	2,741	1,940	5,077	3,616
General and administrative (1)	17,450	5,976	36,256	12,025
Total operating expenses	36,585	21,597	73,557	42,557
Income from operations	40,991	51,691	79,839	103,381
Interest expense	(12,359)	(254)	(25,632)	(480)
Other income (expense), net	1,577	(97)	1,750	281
Income before income taxes	30,209	51,340	55,957	103,182
Income tax expense	7,935	12,486	14,978	25,094
Income from continuing operations	22,274	38,854	40,979	78,088
Income from discontinued operations, net of income tax (1)	—	(11,337)	—	(3,210)
Net income	$22,274	$27,517	$40,979	$74,878

Net income per common share from continuing operations:
Basic	$1.12	$1.95	$2.05	$3.92
Diluted	$1.11	$1.95	$2.04	$3.92

Net income per common share from discontinued operations:
Basic	$—	$(0.57)	$—	$(0.16)
Diluted	$—	$(0.57)	$—	$(0.16)

Net income per common share:
Basic	$1.12	$1.38	$2.05	$3.76
Diluted	$1.11	$1.38	$2.04	$3.76

Weighted average shares outstanding:
Basic	19,928,316	19,902,924	19,924,864	19,902,924
Diluted	19,965,204	19,902,924	19,985,275	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$216	$49	$439	$99
Sales and marketing	270	93	543	188
Research, development and engineering	340	99	696	201
General and administrative	3,955	140	8,316	276
Income from discontinued operations, net of income taxes	—	1,048	—	2,156
Total	$4,781	$1,429	$9,994	$2,920

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021

Net income	$22,274	$27,517	$40,979	74,878
Other comprehensive (loss) income:
Foreign currency translation adjustment	(4,344)	2,401	(6,461)	(5,307)
Other comprehensive (loss) income	(4,344)	2,401	(6,461)	(5,307)
Comprehensive income	$17,930	$29,918	$34,518	$69,571

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2022	2021
Cash flows from operating activities:
Net income	$40,979	$74,878
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	7,564	32,662
Amortization of financing costs and discounts	901	—
Non-cash operating lease costs	787	3,749
Share-based compensation	9,994	2,920
Provision for doubtful accounts	3,262	3,194
Deferred income taxes, net	(2,435)	(4,289)
Gain on sale of businesses	—	(2,802)
Goodwill impairment on business	—	32,629
Other	—	1,508
Changes in operating assets and liabilities:
Accounts receivable	(7,351)	(6,271)
Prepaid expenses and other current assets	(37)	(4,401)
Other assets	(279)	1,592
Accounts payable and accrued expenses	(1,857)	2,318
Income taxes payable	60	(6,027)
Deferred revenue	1,409	(1,128)
Operating lease liabilities	(939)	(4,205)
Liability for uncertain tax positions	1,458	(4,008)
Other liabilities	(1,310)	4,298
Net cash provided by operating activities	52,206	126,617
Cash flows from investing activities:
Purchases of property and equipment	(13,744)	(19,474)
Acquisition of businesses, net of cash received	(14,355)	(67,342)
Proceeds from sale of businesses, net of cash divested	—	6,033
Purchases of intangible assets	(1,000)	—
Net cash used in investing activities	(29,099)	(80,783)
Cash flows from financing activities:
Debt issuance costs	(232)	—
Issuance of common stock under employee stock purchase plan	631	—
Repurchase of common stock	(7,596)	—
Shares withheld related to net share settlement	(1,590)	—
Deferred payments for acquisitions	—	(6,339)
Contribution from Former Parent	—	25,443
Other	—	(290)
Net cash (used in) provided by financing activities	(8,787)	18,814
Effect of exchange rate changes on cash and cash equivalents	(4,806)	(234)
Net change in cash and cash equivalents	9,514	64,414
Cash and cash equivalents at beginning of period	66,778	128,189
Cash and cash equivalents at end of period	76,292	192,603
Less cash and cash equivalents at end of period, discontinued operations	—	84,937
Cash and cash equivalents at end of period, continuing operations	$76,292	$107,666

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
Three and Six Months Ended June 30, 2022 and 2021
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, April 1, 2021	—	$—	$—	—	$—	$—	$(63,674)	$1,239,667	$1,175,993
Net income	—	—	—	—	—	—	—	27,517	27,517
Other comprehensive income, net of tax	—	—	—	—	—		2,401	—	2,401
Share-based compensation	—	—	—	—	—	—	—	1,429	1,429
Parent contribution	—	—	—	—	—	—	—	26,392	26,392
Balance, June 30, 2021	—	$—	$—	—	$—	$—	$(61,273)	$1,295,005	$1,233,732

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, April 1, 2022	20,015,450	$200	$6,918	(19,922)	—	(302,068)	(18,974)	(313,924)
Treasury stock	(19,922)	—	—	19,922	—	—	—	—
Net income	—	—	—	—	—	22,274	—	22,274
Other comprehensive loss, net of tax	—	—	—	—	—	—	(4,344)	(4,344)
Vested restricted stock	12,401	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(7,897)	—	(417)	—	—	—	—	(417)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	4,781	—	—	—	—	4,781
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(622)	—	(622)
Balance, June 30, 2022	20,015,838	$200	$11,913	(189,114)	(7,596)	(280,416)	(23,318)	(299,217)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, January 1, 2021	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Net income	—	$—	$—	—	$—	$—	—	74,878	$74,878
Other comprehensive loss, net of tax	—	$—	$—	—	$—		(5,307)	—	$(5,307)
Share-based compensation	—	$—	$—	—	$—	$—	—	2,920	$2,920
Parent contribution	—	$—	$—	—	$—	$—	—	38,699	$38,699
Balance, June 30, 2021	—	$—	$—	—	$—	$—	$(61,273)	$1,295,005	$1,233,732

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	40,979	—	40,979
Other comprehensive loss, net of tax	—	—	—	—	—	—	(6,461)	(6,461)
Vested restricted stock	49,271	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(27,819)	—	(1,590)	—	—	—	—	(1,590)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	9,994	—	—	—	—	9,994
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(2,509)	—	(2,509)
Balance, June 30, 2022	20,015,838	$200	$11,913	(189,114)	$(7,596)	$(280,416)	$(23,318)	$(299,217)

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

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its previously announced separation of the cloud fax business (the “Separation”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to 9.8% as of June 30, 2022 (see Note 17 - Related Party Transactions).

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

For periods prior to the Separation, the interim condensed consolidated financial statements of Consensus included an allocation of certain corporate expenses related to services provided to J2 Cloud Services by Ziff Davis. These expenses included the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by the Former Parent company personnel to J2 Cloud Services. The cost of these services had been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total Ziff Davis revenue for the periods presented. Management believes that these allocations were reasonable representations of the costs incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

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

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, although the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2021, included in our Annual Report (Form 10-K) filed with the SEC on April 15, 2022. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

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

Impairment or Disposal of Long-Lived Assets

The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

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

•Significant changes in the manner of the Company’s use of the acquired assets or the strategy for J2 Cloud Services overall business;

•Significant negative industry or economic trends;

•Significant decline in the Company’s stock price for a sustained period; and

•The Company’s market capitalization relative to net book value.

If the Company determines that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in the second quarter of 2022. In the second quarter of 2021, the Company recorded impairment of certain operating right-of-use assets related to the non-fax business (refer to Note 5 - Discontinued Operations and Disposition of Businesses).

The Company classifies its long-lived assets to be sold as held for sale in the period if (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value, and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years, with amortization expense included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized, but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded in the second quarter of 2022 and 2021.

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

Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, Consensus may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the historical exercise behavior of the Company’s employees (see Note 13 - Equity Incentive and Employee Stock Purchase Plan).

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

Reclassifications to prior period

During 2022, the Company identified certain improper classifications related to executive bonuses and other corporate charges incurred prior to the Separation that were incorrectly treated as equity contributions at the time of the Spin-off rather than liabilities. The Company recorded a reclassification of $0.6 million and $2.5 million for the three and six months ended June 30, 2022 from equity to accrued expenses and due to Former Parent to correct the prior period classification on the balance sheet. The Company determined that the impact of this reclassification was not material to the current or prior period financial statements.

2.Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

In October 2021, the FASB issued ASU No. 2021-08, Accounting for Contract Assets and Contract Liabilities from Contracts with Customers. The amendments in this ASU improve the accounting for acquired revenue contracts with customers in a business combination by addressing diversity in practice and inconsistency related to recognition of an acquired contract liability, and payment terms and their effect on subsequent revenue recognized by the acquirer. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including the interim periods within those fiscal years. Early adoption is permitted. The Company early adopted ASU 2021-08 in the second quarter of 2022 and applied it to the Summit acquisition as disclosed within Note 4 - Business Acquisitions. As a result of this adoption, the Company recognized $0.9 million in Deferred revenue with a corresponding increase in Goodwill.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security and introduces new disclosure requirements or equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, including the interim periods within those fiscal years. Early adoption is permitted. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Corporate	$49,140	$41,961	$95,658	$83,115
Small office home office (“SoHo”)	44,002	45,790	88,409	91,164
Other	21	91	21	183
Total revenues	$93,163	$87,842	$184,088	$174,462

Timing of revenue recognition
Point in time	$1,027	$—	$1,132	$—
Over time	92,136	87,842	182,956	174,462
Total	$93,163	$87,842	$184,088	$174,462

The Company has recorded $4.3 million of revenue for both the three months ended June 30, 2022 and 2021 and $15.2 million and $16.6 million of revenue for the six months ended June 30, 2022 and 2021, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

As of June 30, 2022 and December 31, 2021, the Company acquired $5.1 million and zero, respectively, of Deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions), which are subject to purchase accounting adjustments.

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

Performance Obligations Satisfied Over Time

The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based, where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenues for these services are recognized over the contract period when faxing capabilities are provided.

The Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligations over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period and believes that the method used is a faithful depiction of the transfer of goods and services.

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for the services because other payment terms would affect the nature of the risk assumed by the Company to provide service given the costs of the customer acquisition and the highly competitive and commoditized nature of the business Consensus operates which allows customers to easily move from one provider to another. This additional risk may make it uneconomical to provide the service.

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid upon the issuance or renewal of the customer contract. As a practical expedient, for amortization periods that are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses over the period of benefit.

Revenues Invoiced

The Company has applied the practical expedient for certain revenue streams to exclude the value of remaining performance obligations for (i) contracts with an original expected term of one year or less or (ii) contracts for which the Company recognizes revenue in proportion to the amount it has the right to invoice for services performed.

4.    Business Acquisitions

On February 4, 2022, in a cash transaction, the Company acquired certain assets of Summit Healthcare Services, Inc., a Massachusetts based provider of secure interoperability solutions within the healthcare industry.

The Condensed Consolidated Statement of Income since the date of acquisition and balance sheet as of June 30, 2022, reflect the results of operations of this 2022 acquisition. For the six months ended June 30, 2022, this acquisition contributed $3.4 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is not material. Total consideration for this transaction was $14.4 million, net of cash acquired, and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the preliminary allocation of the purchase consideration, net of cash acquired, for this acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$1,248
Prepaid expenses and other current assets	30
Property and equipment	9
Operating lease right-of-use assets, noncurrent	413
Trademarks	1,100
Customer relationships	7,900
Goodwill	8,011
Other intangibles	1,300
Accounts payable and accrued expenses	(99)
Deferred revenue	(5,144)
Operating lease liabilities, noncurrent	(413)
Total	$14,355

The initial accounting for the Summit acquisition is preliminary and subject to change. The Company expects to finalize the accounting for the Summit acquisition within twelve months of the acquisition date. The Company recorded $1.6 million in additional Deferred revenue with a corresponding increase in Goodwill related to the Summit acquisition as a measurement period adjustment during the quarter ended June 30, 2022. Additionally, as a result of the early adoption of ASU 2021-08 in the second quarter of 2022 the Company recognized $0.9 million in Deferred revenue with a corresponding increase in Goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the six months ended June 30, 2022 is $8.0 million, of which $8.0 million is expected to be deductible for income tax purposes.

5.     Discontinued Operations and Disposition of Businesses

On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. The transfer to the Former Parent of the non-fax business met the accounting requirements to be presented as a discontinued operation once the Separation was completed as the disposition of the non-fax business constitutes a strategic shift that will have a major effect on the Company’s operations relative to the historical operations of J2 Cloud Services.

Accordingly, the condensed consolidated financial statements reflect the results of the non-fax business as a discontinued operation for all periods presented. The Condensed Consolidated Statements of Income report discontinued operations separate from continuing operations. The Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Condensed Consolidated Statements of Stockholders’ (Deficit) Equity combine continuing and discontinued operations. The Condensed Consolidated Statements of Income, Condensed Consolidated Statements of Comprehensive Income, Condensed Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ (Deficit) Equity include the non-fax business activity through October 7, 2021.

The key components of income from discontinued operations that were included in the Company’s Condensed Consolidated Statement of Income are as follows (in thousands):

	Three Months Ended June 30, 2021	Six Months Ended June 30, 2021
Revenues	$87,517	$172,326
Cost of revenues	23,635	46,629
Gross Profit	63,882	125,697
Operating expenses:
Sales and marketing	24,741	45,478
Research, development and engineering	5,177	10,120
General and administrative	26,112	55,323
Goodwill impairment on business	32,629	32,629
Total operating expense	88,659	143,550
Income from discontinued operations	(24,777)	(17,853)
Interest expense	(78)	(178)
Interest income	247	499
Gain on sale of businesses	823	2,802
Other income	175	249
Income from discontinued operations before income taxes	(23,610)	(14,481)
Income tax expense	(12,273)	(11,271)
Income from discontinued operations, net of income taxes	$(11,337)	$(3,210)

The key components of cash flows from discontinued operations are as follows (in thousands):

Six Months Ended June 30, 2021
Depreciation and amortization	$27,059
Capital expenditure	11,464
Share-based compensation	2,156
Non-cash operating lease costs	3,189
Deferred income taxes, net	2,220
Lease asset impairments and other charges	842
Gain on sale of businesses	2,802
Goodwill impairment on business	32,629
Prior to the Separation, the Company completed the following dispositions that did not meet the criteria for discontinued operations by themselves but were subsequently classified as discontinued operations as they are part of the non-fax business transferred back to the Former Parent.

Voice Asset Sales (Non-Consensus)

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. For the three and six months ended June 30, 2021, the Company recognized a gain associated with the sale of the Voice assets of $0.8 million and $2.8 million, respectively, which was recorded in discontinued operations on the Condensed Consolidated Statement of Income.

B2B Back-up Held-for-Sale (Non-Consensus)

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. The B2B Backup business met the held for sale criteria, and accordingly, the assets and liabilities were presented as held for sale on the Consolidated Balance Sheets at March 31, 2021 and June 30, 2021. During the

second quarter of 2021, the Company received an offer to purchase the business. Management has determined that the fair value of the business less cost to sell is lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million which was recorded in discontinued operations on the Condensed Consolidated Statement of Income.

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

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 8 - Debt).

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

In the six months ended June 30, 2022, the Company acquired technology for jSign, a corporate solution that provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API. The purchase price was $1.0 million and the asset is included in Intangibles, net on the Condensed Consolidated Balance Sheet.

The changes in carrying amounts of goodwill for the six months ended June 30, 2022 are as follows (in thousands):

Amount
Balance as of January 1, 2022	$339,209
Goodwill acquired (Note 4)	8,011
Foreign exchange translation	635
Balance as of June 30, 2022	$347,855

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as follows (in thousands):

	June 30, 2022	December 31, 2021
Trade names	$27,323	$27,388
Other	3,676	3,683
Total	$30,999	$31,071

Intangible Assets Subject to Amortization:

As of June 30, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	1.7 years	$7,748	$6,356	$1,392
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	5.0 years	106,717	91,121	15,596
Other purchased intangibles	4.5 years	12,767	8,832	3,935
Total		$181,573	$160,650	$20,923
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

Estimated amortization expense for the remainder of fiscal year 2022 and succeeding years is as follows:

Fiscal Year:	(in thousands)
2022 (Remainder)	$2,631
2023	4,339
2024	3,197
2025	2,516
2026	2,054
Thereafter	6,186
Total	$20,923

Amortization expense was $1.1 million and $1.5 million for the three months ended June 30, 2022 and 2021, respectively. Amortization expense was $2.6 million and $3.2 million for the six months end June 30, 2022 and 2021, respectively.

8.    Debt

Long-term debt consists of the following (in thousands):

	June 30, 2022	December 31, 2021
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(12,084)	(12,960)
Total long-term debt	$792,916	$792,040

2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of June 30, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the estimated fair value of the 2026 Senior Notes was approximately $261.5 million and $316.1 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 17 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of June 30, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

The 2028 Senior Notes mature on October 15, 2028, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2028 Senior Notes were issued (the “2028 Indenture”), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2028 Senior Notes.

The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2022.

As of June 30, 2022 and December 31, 2021, the estimated fair value of the 2028 Senior Notes was approximately $407.5 million and $521.2 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided MUFG has provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2022, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) based interest rate between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of June 30, 2022.

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

The components of lease expense were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Operating lease cost	$607	$628	$1,236	$1,255
Short-term lease cost	362	173	802	715
Finance lease cost
Amortization of right-of-use assets	297	155	599	233
Total lease cost	$1,266	$956	$2,637	$2,203

Supplemental balance sheet information related to leases was as follows (in thousands):

	June 30, 2022	December 31, 2021
Operating leases
Operating lease right-of-use assets	$7,762	$7,233
Finance lease right-of-use assets (1)	2,030	2,648
Total operating lease right-of-use assets	$9,792	$9,881

Operating lease liabilities, current	$2,422	$2,421
Operating lease liabilities, noncurrent	14,483	14,108
Total operating lease liabilities	$16,905	$16,529
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,359	$704
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,316	$—

Other supplemental operating lease information consists of the following:

	June 30, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term	8.3 years	8.8 years
Weighted average discount rate	4.8%	4.8%

Maturities of operating lease liabilities as of June 30, 2022 were as follows (in thousands):

Operating Leases
Fiscal Year:
2022 (remainder)	$1,366
2023	2,602
2024	2,561
2025	2,389
2026	2,461
Thereafter	10,697
Total lease payments	$22,076
Less: Imputed interest	(5,171)
Present value of operating lease liabilities	$16,905

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

The Company does not believe, based on current knowledge, that any legal proceedings or claims currently exist which, after giving effect to existing accrued liabilities, are likely to have a material adverse effect on the Company’s consolidated financial position, results of operations, or cash flows. It is the Company’s policy to expense legal fees related to any litigation as incurred.

Non-Income Related Taxes

The Company has not historically collected sales tax in states where it was not able to quantify the appropriate sales tax to be collected. The Company believes it is probable that sales tax liability exists for its corporate accounts for the periods 2017 through 2021. However, the Company is currently unable to determine which of these customers are either exempt organizations or resellers and are thus exempt from sales tax. Therefore it cannot estimate the sales tax liability for these corporate customers. The Company is currently analyzing the pool of corporate customers subject to sales tax in order to estimate the liability and will record an accrual when the exposure is probable and estimable. The Company currently cannot estimate the range of sales tax liability for corporate customers.

In the year ended December 31, 2021, the Company determined that a sales tax liability is probable and it developed a methodology to estimate the sales tax liability for the SoHo revenue stream during the affected periods 2017 through 2021. The Company has taken the same approach in estimating the liability for the six months ended June 30, 2022. Accordingly, the Company has recorded a sales tax expense in the six months ended June 30, 2022 and 2021 of $1.1 million and zero, respectively.

11.    Income Taxes

Historically, we were included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior period condensed consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. Accordingly, income tax amounts computed under this method (including deferred taxes and net operating loss carryforwards) may differ from amounts included in the Former Parent’s historical consolidated provision. Pursuant to the terms of the Separation, any tax liabilities with respect to Discontinued Operations remains the responsibility of the Former Parent.

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 26.3% and 24.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 26.8% and 24.3%, respectively. The Company’s increased rate during the three and six months ended June 30, 2022 is primarily due to certain expenses not being deductible for tax.

Income before income taxes included income from domestic operations of $4.5 million and $57.4 million for the six months ended June 30, 2022 and 2021, respectively, and income from foreign operations of $51.5 million and $45.8 million for the six months ended June 30, 2022 and 2021, respectively.

As of June 30, 2022 and December 31, 2021, the Company had $6.3 million and $4.8 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits:

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of June 30, 2022, the Company is not under audit in any jurisdiction that it operates within. The Company has not filed any tax returns for the post spin periods, however it does have some international subsidiaries who have previously filed tax returns in their local jurisdictions. In respect to these international subsidiaries, tax returns filed for the years from 2015 onwards are still open to examination by tax authorities

12.    Stockholders’ Equity

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended June 30, 2022, the Company repurchased 189,114 shares under this program. Cumulatively as of June 30, 2022, 189,114 shares were repurchased at an aggregate cost of $7.6 million.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2022 the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 7,897 and 27,819 shares, respectively

Dividends

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

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and staff pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for staff and five years for the Chief Executive Officer and Chief Operating Officer (excluding market-based awards discussed below). The Company granted 23,632 shares and 50,244 shares of restricted stock and restricted stock units (excluding awards with market conditions below) during the three and six months ended June 30, 2022, respectively.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving specified stock price targets over 30 trading days. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in period. During the three and six months ended June 30, 2022, the Company awarded zero and 5,091 market-based restricted stock awards, respectively. The per share weighted average grant-date fair value of the market-based restricted stock awards granted during the six months ended June 30, 2022 was $47.54, as determined by the valuation. Notwithstanding the valuation, all market-based stock awards are issued at the market value at the close of business on the date the grant is awarded.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

June 30, 2022
Underlying stock price at valuation date	$57.15
Expected volatility	35.0%
Risk-free interest rate	1.3%

Restricted stock activity for the six months ended June 30, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	65,235	$57.77
Granted	—	—
Vested	(27,167)	63.69
Canceled	—	—
Nonvested at June 30, 2022	38,068	$53.55

Restricted stock unit activity for the six months ended June 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,013,097
Granted	55,335
Vested	(49,271)
Canceled	(18,102)
Outstanding at June 30, 2022	1,001,059	4.1	$43,726,257
Vested and expected to vest at June 30, 2022	619,612	3.3	$27,064,662

As of June 30, 2022, the Company had unrecognized share-based compensation cost of $39.9 million associated with these awards. This cost of $0.9 million for awards and $39.0 million for units is expected to be recognized over a weighted-average period of 1.4 years for awards and 5.0 years for units.

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

The Company determined that a plan provision exists that allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 1.94% as of June 30, 2022.

For the three and six months ended June 30, 2022, 15,806 shares were purchased under the Purchase Plan. Cash received upon the issuance of Consensus common stock under the Purchase Plan was $0.6 million for the three and six months ended June 30, 2022. As of June 30, 2022, 973,773 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

June 30, 2022
Risk-free interest rate	1.54%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	24.55%
Weighted average volatility	24.55%

14.     Earnings Per Share

The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021 (1)	2022	2021 (1)
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$22,274	$38,854	$40,979	$78,088
Net income available to participating securities (2)	(36)	—	(82)	—
Net income available to common shareholders from continuing operations	$22,238	$38,854	$40,897	$78,088
Denominator:
Weighted-average outstanding shares of common stock	19,928,316	19,902,924	19,924,864	19,902,924
Dilutive effect of:
Equity incentive plans	21,126	—	46,703	—
Employee Stock Purchase Plan	15,762	—	13,708	—
Common stock and common stock equivalents	19,965,204	19,902,924	19,985,275	19,902,924
Net income per share from continuing operations:
Basic	$1.12	$1.95	$2.05	$3.92
Diluted	$1.11	$1.95	$2.04	$3.92
(1) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for the three and six months ended June 30, 2021 because the number of shares issued simply reflect a recharacterization of the capital account previously held by the Former Parent.

(2) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and six months ended June 30, 2022, there were 495,010 anti-dilutive shares that were excluded from the earnings per share calculation.

15.    Segment Information

The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as one business, Cloud Fax.

The Company’s Cloud Fax business is driven primarily by subscription revenues that have relatively higher margins, are stable and predictable from quarter to quarter with minor seasonal weakness in the fourth quarter.
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
United States	$73,874	$68,339	$145,012	$135,264

Canada	$12,286	$11,130	$24,441	$22,452
Ireland	4,605	5,725	9,565	11,437
All other countries	2,398	2,648	5,070	5,309
Foreign countries	19,289	19,503	39,076	39,198
	$93,163	$87,842	$184,088	$174,462

	June 30, 2022	December 31, 2021
Long-lived assets:
United States	$63,236	$43,727

Canada	$6,017	$7,128
Ireland	1,698	2,625
All other countries	344	80
Foreign countries	8,059	9,833
Total	$71,295	$53,560

16.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the three months ended June 30, 2022 (in thousands):

Foreign Currency Translation
Balance as of April 1, 2022	$(18,974)
Other comprehensive loss	(4,344)
Net increase in other comprehensive loss	(4,344)
Balance as of June 30, 2022	$(23,318)

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the six months ended June 30, 2022 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2022	$(16,857)
Other comprehensive loss	(6,461)
Net increase in other comprehensive loss	(6,461)
Balance as of June 30, 2022	$(23,318)
There were zero reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2022.

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

During the second quarter of 2022, the Company paid approximately $11.5 million to Ziff Davis to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.4 million in costs related to the registration of shares for sale held by Ziff Davis for the three and six months ended June 30, 2022. These costs were recorded in ‘General and administrative expenses’ within the Condensed Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was 9.8%, as of June 30, 2022. Amounts due to Ziff Davis as of June 30, 2022 and December 31, 2021 were $4.4 million and $5.7 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2021 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, inflationary pressures and increasing interest rates, and the related impact on customer acquisition and retention rates, customer usage levels, and credit and debit card payment declines;
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

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal year 2021 and through the first half of 2022, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

For purposes of this management’s discussion and analysis of the results of operations and financial condition of Consensus (“MD&A”) section, we use the terms “the Company,” “we,” “us” and “our” to refer to Consensus. References in this MD&A section to “Former Parent” or “Former Parent Company” refers to Ziff Davis, Inc., collectively with its consolidated subsidiaries.

Key Performance Metrics

We use the following metrics to evaluate our business, including the growth of our business, the value provided by customers to our business, and our customer retention.

The following table sets forth certain key operating metrics for Consensus continuing operations for the three and six months ended June 30, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenue ($ in thousands)
Corporate	$49,140	$41,961	$95,658	$83,115
Small office home office (“SoHo”)	44,002	45,790	88,409	91,164
	93,142	87,751	184,067	174,279
Other Revenues	21	91	21	183
Consolidated	$93,163	$87,842	$184,088	$174,462
Average Revenue per Customer Account (“ARPA) (1)(2)
Corporate	$356.97	$298.44	$348.46	$293.90
SoHo	14.46	14.27	14.43	14.21
Consolidated	$29.28	$26.19	$28.76	$26.02

Customer Accounts (in thousands) (1)
Corporate	46	46	46	46
SoHo	1,002	1,072	1,002	1,072
Consolidated	1,048	1,118	1,048	1,118

Paid Adds (in thousands) (3)
Corporate	4	3	7	7
SoHo	96	110	196	223
Consolidated	100	113	203	230

Monthly Churn % (4)
Corporate	1.88%	3.14%	1.96%	2.51%
SoHo	3.87%	3.20%	3.68%	3.36%
Consolidated	3.79%	3.20%	3.61%	3.32%
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. During the six months ended June 30, 2022, there were no significant changes in our critical accounting policies and estimates.

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

Results of Operations for the Three and Six Months Ended June 30, 2022 and 2021

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

Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Revenues	$93,163	$87,842	6%	$184,088	$174,462	6%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $5.3 million or 6% over the prior comparable three month period. Our growth was primarily due to an increase of $7.1 million or 17% in our corporate business (inclusive of $2.6 million due to the Summit acquisition); partially offset by a decline of $1.8 million or 4% in our SoHo business.

Revenues increased by $9.6 million or 6% over the prior comparable six month period. Our growth was primarily due to an increase of $12.5 million or 15% in our corporate business (inclusive of $3.4 million due to the Summit acquisition); partially offset by a decline of $2.9 million or 3% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Cost of revenue	$15,587	$14,554	7%	$30,692	$28,524	8%
As a percent of revenue	17%	17%		17%	16%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation.

The increase in cost of revenues for the three and six months ended June 30, 2022 was primarily due to an increase in network operations and customer service expenses; partially offset by a decrease in data transmission costs.
Operating Expenses

Sales and Marketing

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Sales and Marketing	$16,394	$13,681	20%	$32,224	$26,916	20%
As a percent of revenue	18%	16%		18%	15%

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

Sales and marketing cost for the three months ended June 30, 2022 was $16.4 million (primarily consisting of $10.3 million of third-party advertising costs and $5.9 million of personnel costs) compared to the prior period of $13.7 million (primarily consisting of $8.8 million of third-party advertising costs and $4.8 million of personnel costs). The increase in sales and marketing expenses for the three months ended June 30, 2022 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and costs associated with the business acquired in the current year.

Sales and marketing cost for the six months ended June 30, 2022 was $32.2 million (primarily consisting of $20.4 million of third-party advertising costs and $11.5 million of personnel costs) compared to the prior period of $26.9 million (primarily consisting of $17.3 million of third-party advertising costs and $9.5 million of personnel costs). The increase in sales and marketing expenses for the six months ended June 30, 2022 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and costs associated with the business acquired in the current year.

Research, Development and Engineering

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
Research, Development and Engineering	$2,741	$1,940	41%	$5,077	$3,616	40%
As a percent of revenue	3%	2%		3%	2%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The increase in research, development and engineering costs for the three and six months ended June 30, 2022 versus the prior comparable periods was primarily due to our continued focus on developing our platform, products and solutions primarily supporting our corporate revenue growth and incremental costs as a result of our Summit acquisition.
General and Administrative

(in thousands, except percentages)

	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2022	2021		2022	2021
General and Administrative	$17,450	$5,976	192%	$36,256	$12,025	202%
As a percent of revenue	19%	7%		20%	7%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expense for the three months ended June 30, 2022 versus prior comparable period was primarily due to operating as a standalone public company. The increase in costs was primarily attributable to $7.6 million in salary and benefits (inclusive of $3.8 million of share-based compensation) and $2.0 million in professional fees.

The increase in general and administrative expense for the six months ended June 30, 2022 versus prior comparable period was primarily due to operating as a standalone public company. The increase in costs was primarily attributable to $15.6 million in salary and benefits (inclusive of $8.0 million of share-based compensation), $3.0 million in professional fees, $1.5 million in computer and related expense and $1.1 million in depreciation and amortization expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and six months ended June 30, 2022 and 2021 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Cost of revenues	$216	$49	$439	$99
Operating expenses:
Sales and marketing	270	93	543	188
Research, development and engineering	340	99	696	201
General and administrative	3,955	140	8,316	276
Continuing Operations	4,781	381	9,994	764
Income from discontinued operations	—	1,048	—	2,156
Total	$4,781	$1,429	$9,994	$2,920

Non-Operating Income and Expenses

Interest expense. Our interest expense is due to outstanding debt. Interest expense for the three months ended June 30, 2022 and 2021 was $12.4 million and $0.3 million, respectively. Interest expense for the six months ended June 30, 2022 and 2021 was $25.6 million and $0.5 million, respectively. Interest expense increased over the prior comparable periods due to three and six months of interest expense on $805.0 million of debt associated with the 2026 and 2028 senior notes in the current period which was not present in the prior comparable period.

Other income, net. Our other income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other income, net for the three months ended June 30, 2022 and 2021 was $1.6 million and $(0.1) million, respectively. Other income, net for the six months ended June 30, 2022 and 2021 was $1.8 million and $0.3 million, Changes in Other income, net in both periods were driven by higher foreign exchange gains when compared to the prior comparable period.

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

Provision for income taxes for the three months ended June 30, 2022 and 2021 was $7.9 million and $12.5 million, respectively. Provision for income taxes for the six months ended June 30, 2022 and 2021 was $15.0 million and $25.1 million, respectively.

The Company’s effective tax rate for the three months ended June 30, 2022 and 2021 was 26.3% and 24.3%, respectively. The Company’s effective tax rate for the six months ended June 30, 2022 and 2021 was 26.8% and 24.3%, respectively. The increase in our effective income tax rate for the three and six months ended June 30, 2022 was primarily attributable to an increase in tax expense due to certain expenses not being deductible for tax purposes.

Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have in the past been challenged and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2022, we had cash and cash equivalents of $76.3 million compared to $66.8 million at December 31, 2021. The increase in cash and cash equivalents resulted primarily from cash provided from operations; partially offset by cash used in a business and asset acquisition, purchases of property and equipment (including capitalized labor) and the surrendering of shares to cover employee income tax related to the release of equity awards. As of June 30, 2022, cash and cash equivalents held within domestic and foreign jurisdictions were $35.8 million and $40.5 million, respectively.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders from time to time party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as administrative agent, collateral agent and sole lead arranger for the Lenders (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million.. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2022, no amount has been drawn down on the Credit Facility.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended June 30, 2022, the Company repurchased 189,114 shares under this program.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2022 the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 7,897 and 27,819 shares, respectively.

Cash Flows

The prior period includes cash flows from discontinued operations of the non-Consensus business. As a result, the prior period is not comparable.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $52.2 million and $126.6 million for the six months ended June 30, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The decrease in our net cash provided by operating activities in 2022 compared to 2021 was attributable to decreased income after considering noncash items; partially offset by cash inflows from income taxes payable deferred revenue and liability for uncertain tax positions. Our cash and cash equivalents were $76.3 million and $66.8 million at June 30, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $29.1 million and $80.8 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, net cash used in investing activities was primarily due to business and asset acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor); partially offset by proceeds from the sale of businesses. The decrease in our net cash used in investing activities in 2022 compared to 2021 was primarily due to a decrease in cash outlays associated with business acquisitions and capital expenditures.

Net cash (used in) provided by financing activities was $(8.8) million and $18.8 million for the six months ended June 30, 2022 and 2021, respectively. For the six months ended June 30, 2022 and 2021, net cash provided by financing activities was primarily due to contributions from the Former Parent; partially offset by the repurchase of common stock, deferred payments for acquisitions and the the surrendering of shares to cover employee income tax related to the release of equity awards. The change in net cash (used in) provided by financing activities in 2022 compared to 2021 was primarily attributable to decreased contributions from the Former Parent, the repurchase of common stock and shares withheld to cover employee income taxes; partially offset by a decrease in deferred payments for acquisitions in the current period.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of June 30, 2022:

	Payment Due by Period (in thousands)
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$305,000	$500,000	$805,000
Long-term debt - interest (b)	25,470	50,800	50,939	50,800	50,800	65,089	293,898
Operating leases (c)	1,366	2,602	2,561	2,389	2,461	10,697	22,076
Telecom services and co-location facilities (d)	295	271	14	1	—	—	581
Holdback payment (e)	—	750	750	—	—	—	1,500
Other (f)	210	—	—	—	—	—	210
Total	$27,341	$54,423	$54,264	$53,190	$358,261	$575,786	$1,123,265
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

As of June 30, 2022, our liability for uncertain tax positions was $6.3 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in cash and checking accounts of $76.3 million and $66.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange gain for the three and six months ended June 30, 2022 were $1.6 million and $1.8 million, respectively. Foreign exchange gain for the three and six months ended June 30, 2021 were zero and $0.4 million, respectively. The foreign exchange gains were attributable to higher inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustment (losses) gains, included in other comprehensive income for the three months ended June 30, 2022 and 2021 were $(4.3) million and $2.4 million. Cumulative translation adjustment losses, included in other comprehensive income for the six months ended June 30, 2022 and 2021 were $(6.5) million and $(5.3) million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended June 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting, described below.

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

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2022 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities

None.

(b)    Issuer Purchases of Equity Securities

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).

The following table summarizes the share repurchase activity for the three months ended June 30, 2022:

	Total Number of Shares Purchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
April 1 - 30, 2022	—	$—	—	$100,000
May 1 - 31, 2022	849	$44.96	849	$99,962
June 1 - 30, 2022	188,265	$40.13	188,265	$92,407
	189,114		189,114	$92,407

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

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2022 and 2021, (v) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and six months ended June 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	August 9, 2022	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2022	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)