Form 10-Q
period 2022-09-30
Consensus Cloud Solutions, Inc.
filed 2022-11-14
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 9, 2022, there were approximately 19,827,836 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS
Cash and cash equivalents	$103,683	$66,778
Accounts receivable, net of allowances of $4,410 and $4,743, respectively	31,075	24,829
Prepaid expenses and other current assets	4,921	4,650
Total current assets	139,679	96,257
Property and equipment, net	47,441	33,849
Operating lease right-of-use assets	7,419	7,233
Intangibles, net	49,702	43,549
Goodwill	342,104	339,209
Deferred income taxes	39,077	41,842
Other assets	1,967	873
TOTAL ASSETS	$627,389	$562,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$61,695	$40,206
Income taxes payable, current	4,883	5,227
Deferred revenue, current	26,050	24,370
Operating lease liabilities, current	2,458	2,421
Due to Former Parent	908	5,739
Total current liabilities	95,994	77,963
Long-term debt	793,387	792,040
Deferred revenue, non-current	109	184
Operating lease liabilities, non-current	13,998	14,108
Liability for uncertain tax positions	6,969	4,795
Deferred income taxes	6,239	6,027
Other long-term liabilities	353	360
TOTAL LIABILITIES	917,049	895,477
Commitments and contingencies (Note 10)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,016,950 and 19,978,580 shares and total outstanding is 19,827,836 and 19,978,580 shares at September 30, 2022 and December 31, 2021, respectively	200	200
Treasury stock, at cost (189,114 and zero shares at September 30, 2022 and December 31, 2021, respectively)	(7,596)	—
Additional paid-in capital	16,419	2,878
Accumulated deficit	(263,954)	(318,886)
Accumulated other comprehensive loss	(34,729)	(16,857)
TOTAL STOCKHOLDERS’ DEFICIT	(289,660)	(332,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$627,389	$562,812

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues	$95,912	$89,198	$280,000	$263,660

Cost of revenues (1)	15,419	14,604	46,111	43,128
Gross profit	80,493	74,594	233,889	220,532
Operating expenses:
Sales and marketing (1)	16,626	13,115	48,850	40,031
Research, development and engineering (1)	3,236	2,019	8,313	5,635
General and administrative (1)	25,604	8,237	61,860	20,262
Total operating expenses	45,466	23,371	119,023	65,928
Income from operations	35,027	51,223	114,866	154,604
Interest expense	(13,941)	(131)	(39,573)	(611)
Other income, net	2,992	1,552	4,742	1,833
Income before income taxes	24,078	52,644	80,035	155,826
Income tax expense	6,937	11,512	21,915	36,606
Income from continuing operations	17,141	41,132	58,120	119,220
Loss from discontinued operations, net of income tax (1)	—	(13,908)	—	(17,118)
Net income	$17,141	$27,224	$58,120	$102,102

Net income per common share from continuing operations:
Basic	$0.86	$2.07	$2.92	$5.99
Diluted	$0.86	$2.07	$2.91	$5.99

Net loss per common share from discontinued operations:
Basic	$—	$(0.70)	$—	$(0.86)
Diluted	$—	$(0.70)	$—	$(0.86)

Net income per common share:
Basic	$0.86	$1.37	$2.92	$5.13
Diluted	$0.86	$1.37	$2.91	$5.13

Weighted average shares outstanding:
Basic	19,791,019	19,902,924	19,879,759	19,902,924
Diluted	19,885,880	19,902,924	19,951,653	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$219	$37	$658	$136
Sales and marketing	269	93	812	281
Research, development and engineering	390	99	1,086	300
General and administrative	3,736	123	12,052	399
Loss from discontinued operations, net of income taxes	—	1,099	—	3,254
Total	$4,614	$1,451	$14,608	$4,370

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021

Net income	$17,141	$27,224	$58,120	$102,102
Other comprehensive loss:
Foreign currency translation adjustment	(11,411)	(8,248)	(17,872)	(13,555)
Other comprehensive loss	(11,411)	(8,248)	(17,872)	(13,555)
Comprehensive income	$5,730	$18,976	$40,248	$88,547

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
Cash flows from operating activities:
Net income	$58,120	$102,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,359	48,744
Amortization of financing costs and discounts	1,391	—
Non-cash operating lease costs	1,130	3,991
Share-based compensation	14,608	4,370
Provision for doubtful accounts	5,250	6,562
Deferred income taxes, net	(2,435)	10,722
Loss on sale of businesses	—	21,798
Goodwill impairment on business	—	32,629
Other	—	3,530
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(10,162)	3,546
Prepaid expenses and other current assets	(83)	(7,392)
Other assets	(1,097)	(1,119)
Increase (decrease) in:
Accounts payable and accrued expenses	19,991	(13,921)
Income taxes payable	(140)	(6,911)
Deferred revenue	(2,797)	(2,631)
Operating lease liabilities	(1,389)	(6,553)
Liability for uncertain tax positions	2,174	(2,374)
Other liabilities	(6,648)	(704)
Net cash provided by operating activities	89,272	196,389
Cash flows from investing activities:
Purchases of property and equipment	(21,060)	(28,280)
Acquisition of businesses, net of cash received	(12,230)	(56,838)
Proceeds from sale of businesses, net of cash divested	—	48,876
Purchases of intangible assets	(1,000)	(1,511)
Net cash used in investing activities	(34,290)	(37,753)
Cash flows from financing activities:
Debt issuance costs	(232)	—
Issuance of common stock under employee stock purchase plan	631	—
Repurchase of common stock	(7,596)	—
Shares withheld related to net share settlement	(1,698)	—
Deferred payments for acquisitions	—	(6,267)
Contribution from Former Parent	—	21,238
Other	—	(593)
Net cash (used in) provided by financing activities	(8,895)	14,378
Effect of exchange rate changes on cash and cash equivalents	(9,182)	(3,411)
Net change in cash and cash equivalents	36,905	169,603
Cash and cash equivalents at beginning of period	66,778	128,189
Cash and cash equivalents at end of period	103,683	297,792
Less cash and cash equivalents at end of period, discontinued operations	—	266,582
Cash and cash equivalents at end of period, continuing operations	$103,683	$31,210

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, July 1, 2021	—	$—	$—	—	$—	$—	$(61,273)	$1,295,005	$1,233,732
Net income	—	—	—	—	—	—	—	27,224	27,224
Other comprehensive loss	—	—	—	—	—	—	(8,248)	—	(8,248)
Share-based compensation	—	—	—	—	—	—	—	1,451	1,451
Parent contribution	—	—	—	—	—	—	—	(17,462)	(17,462)
Balance, September 30, 2021	—	$—	$—	—	$—	$—	$(69,521)	$1,306,218	$1,236,697

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, July 1, 2022	20,015,838	$200	$11,913	(189,114)	$(7,596)	$(280,416)	$(23,318)	$(299,217)
Net income	—	—	—	—	—	17,141	—	17,141
Other comprehensive loss	—	—	—	—	—	—	(11,411)	(11,411)
Vested restricted stock	3,018	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,906)	—	(108)	—	—	—	—	(108)
Share-based compensation	—	—	4,614	—	—	—	—	4,614
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(679)	—	(679)
Balance, September 30, 2022	20,016,950	$200	$16,419	(189,114)	$(7,596)	$(263,954)	$(34,729)	$(289,660)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, January 1, 2021	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Net income	—	—	—	—	—	—	—	102,102	102,102
Other comprehensive loss	—	—	—	—	—	—	(13,555)	—	(13,555)
Share-based compensation	—	—	—	—	—	—	—	4,370	4,370
Parent contribution	—	—	—	—	—	—	—	21,238	21,238
Balance, September 30, 2021	—	$—	$—	—	$—	$—	$(69,521)	$1,306,218	$1,236,697

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	58,120	—	58,120
Other comprehensive loss	—	—	—	—	—	—	(17,872)	(17,872)
Vested restricted stock	52,289	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(29,725)	—	(1,698)	—	—	—	—	(1,698)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	14,608	—	—	—	—	14,608
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(3,188)	—	(3,188)
Balance, September 30, 2022	20,016,950	$200	$16,419	(189,114)	$(7,596)	$(263,954)	$(34,729)	$(289,660)

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

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its previously announced separation of the cloud fax business (the “Separation”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of September 30, 2022 (see Note 17 - Related Party Transactions).

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in the third quarter of 2022. In the third quarter of 2021, the Company recorded impairment of certain operating right-of-use assets related to the non-fax business (refer to Note 5 - Discontinued Operations and Disposition of Businesses).

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years, with amortization expense included in general and administrative expenses on the Condensed Consolidated Statements of Income. The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized, but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test upon goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded in the third quarter of 2022 and 2021.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, a 1% excise tax on the fair market value of net share buy-backs, in addition to multiple incentives to the clean energy industry.

The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company benefited from the technical correction to tax depreciation related to qualified improvement property and has elected to defer the employer side social security payments where eligible.

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

For periods prior to the Separation, EPS is calculated using the number of shares issued to the Former Parent upon the legal formation of Consensus and the contribution of the Cloud Fax business. The dilutive effect of Consensus stock-based compensation awards that were exchanged for the Former Parent stock-based compensation awards is included in the denominator of diluted EPS on a prospective basis.

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

Adjustment related to the Spin-off

During 2022, the Company identified certain improper classifications related to executive bonuses and other corporate charges incurred prior to the Separation that were incorrectly treated as equity contributions at the time of the Spin-off rather than liabilities. The Company recorded a reclassification of $(0.5) million for the three and $0.6 million for the nine months ended September 30, 2022 from equity to accrued expenses to correct the prior period classification on the balance sheet. The Company determined that the impact of this reclassification was not material to the current or prior period financial statements.

Additionally, on September 27, 2022, the Company reached a settlement agreement with the Former Parent and agreed to pay $2.6 million to close out transaction fees related to the Spin-Off. This adjustment to the amount paid to the Former Parent as part of the Spin-off was recorded as an adjustment to equity during the nine months ended September 30, 2022.

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

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2023. This amendment may be adopted using either a modified or fully retrospective method of transition. The Company does not expect the adoption of this standard to have an impact on the Company’s consolidated financial statements and related disclosures.

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

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, including the interim periods within those fiscal years. Early adoption is permitted. This amendment should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU enhances the transparency of supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. This amendment should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Corporate	$51,202	$43,175	$146,860	$126,290
Small office home office (“SoHo”)	44,708	45,931	133,117	137,095
Other	2	92	23	275
Total revenues	$95,912	$89,198	$280,000	$263,660

Timing of revenue recognition
Point in time	$2,729	$—	$4,133	$—
Over time	93,183	89,198	275,867	263,660
Total	$95,912	$89,198	$280,000	$263,660

The Company has recorded $4.0 million and $4.1 million of revenue for the three months ended September 30, 2022 and 2021, respectively, and $19.2 million and $20.7 million of revenue for the nine months ended September 30, 2022 and 2021, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

As of September 30, 2022 and December 31, 2021, the Company acquired $5.0 million and zero, respectively, of Deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions), which are subject to purchase accounting adjustments.

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

4.    Business Acquisitions

On February 4, 2022, in a cash transaction, the Company acquired certain assets of Summit Healthcare Services, Inc. (“Summit”), a Massachusetts based provider of secure interoperability solutions within the healthcare industry.

The Condensed Consolidated Statement of Income since the date of acquisition and balance sheet as of September 30, 2022, reflect the results of operations of this 2022 acquisition. For the nine months ended September 30, 2022, this acquisition contributed $5.3 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is not material. Total consideration for this transaction was $12.2 million, net of cash acquired, and is subject to certain post-closing adjustments which may increase or decrease the final consideration paid.

The following table summarizes the preliminary allocation of the purchase consideration, net of cash acquired, for this acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$1,248
Prepaid expenses and other current assets	30
Property and equipment	9
Operating lease right-of-use assets, non-current	413
Trademarks	1,000
Customer relationships	7,200
Goodwill	6,789
Other intangibles	1,200
Accounts payable and accrued expenses	(295)
Deferred revenue	(4,951)
Operating lease liabilities, non-current	(413)
Total	$12,230

The initial accounting for the Summit acquisition is preliminary and subject to change. The Company expects to finalize the accounting for the Summit acquisition within twelve months of the acquisition date. During the third quarter of 2022, the Company recorded a working capital adjustment of $2.1 million, which reduced the purchase price of the acquisition by the same amount. Since the date of acquisition, the Company has recorded $1.4 million in additional deferred revenue with a corresponding increase in Goodwill as a measurement period adjustment. Additionally, as a result of the early adoption of ASU 2021-08 in the second quarter of 2022, the Company recognized $0.9 million in Deferred revenue with a corresponding increase in Goodwill.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the nine months ended September 30, 2022 is $6.8 million, of which $6.8 million is expected to be deductible for income tax purposes.

5.     Discontinued Operations and Disposition of Businesses
On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. The transfer to the Former Parent of the non-fax business met the accounting requirements to be presented as a discontinued operation once the Separation was completed as the disposition of the non-fax business constituted a strategic shift that had a major effect on the Company’s operations relative to the historical operations of J2 Cloud Services.

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

The key components of income from discontinued operations that were included in the Company’s Condensed Consolidated Statement of Income are as follows (in thousands):

	Three Months Ended September 30, 2021	Nine Months Ended September 30, 2021
Revenues	$92,904	$265,230
Cost of revenues	26,102	72,731
Gross profit	66,802	192,499
Operating expenses:
Sales and marketing	25,297	70,775
Research, development and engineering	6,241	16,361
General and administrative	29,025	84,348
Goodwill impairment on business	—	32,629
Total operating expense	60,563	204,113
Income (loss) from discontinued operations	6,239	(11,614)
Interest expense	(51)	(229)
Interest income	181	680
Loss on sale of businesses	(24,599)	(21,797)
Other expense, net	(675)	(426)
Loss from discontinued operations before income taxes	(18,905)	(33,386)
Income tax benefit	(4,997)	(16,268)
Loss from discontinued operations, net of income taxes	$(13,908)	$(17,118)

The key components of cash flows from discontinued operations are as follows (in thousands):

Nine Months Ended September 30, 2021
Depreciation and amortization	$39,804
Capital expenditure	13,028
Share-based compensation	3,254
Non-cash operating lease costs	3,227
Deferred income taxes, net	5,416
Lease asset impairments and other charges	2,707
Loss on sale of businesses	21,798
Goodwill impairment on business	32,629

Prior to the Separation, the Company completed the following dispositions that did not meet the criteria for discontinued operations by themselves but were subsequently classified as discontinued operations as they are part of the non-fax business transferred back to the Former Parent.

Voice Asset Sales (Non-Consensus)

During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. For the nine months ended September 30, 2021, the total gain recognized on the sale was $2.8 million which was recorded in discontinued operations on the Condensed Consolidated Statement of Income.

B2B Back-up Sale (Non-Consensus)

During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. During the second quarter of 2021, the Company received an offer to purchase the business. Management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million which was recorded in the second quarter of 2021. and is included within discontinued operations on the Condensed Consolidated Statement of Income. On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. For the three and nine months ended September 30, 2021, the total loss recognized on the sale was $24.6 million and is included within discontinued operations on the Condensed Consolidated Statement of Income.

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

In the nine months ended September 30, 2022, the Company acquired technology for jSign, a corporate solution that provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API. The purchase price was $1.0 million and the asset is included in Intangibles, net on the Condensed Consolidated Balance Sheet.

The changes in carrying amounts of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

Amount
Balance as of January 1, 2022	$339,209
Goodwill acquired (Note 4)	6,789
Foreign exchange translation	(3,893)
Balance as of September 30, 2022	$342,104

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Trade names	$27,262	$27,388
Other	3,670	3,683
Total	$30,932	$31,071

Intangible Assets Subject to Amortization:

As of September 30, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	1.7 years	$7,583	$6,390	$1,193
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	5.0 years	104,669	90,728	13,941
Other purchased intangibles	4.2 years	12,672	9,036	3,636
Total		$179,265	$160,495	$18,770
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

Estimated amortization expense for the remainder of fiscal year 2022 and succeeding years is as follows:

Fiscal Year:	(in thousands)
2022 (Remainder)	$1,567
2023	4,246
2024	3,124
2025	2,353
2026	1,944
Thereafter	5,536
Total	$18,770

Amortization expense was $1.1 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $3.7 million and $4.4 million for the nine months end September 30, 2022 and 2021, respectively.

8.    Debt
Long-term debt consists of the following (in thousands):

	September 30, 2022	December 31, 2021
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(11,613)	(12,960)
Total long-term debt	$793,387	$792,040

2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of September 30, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the estimated fair value of the 2026 Senior Notes was approximately $266.9 million and $316.1 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 17 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheet as of September 30, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, commencing on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2022.

As of September 30, 2022 and December 31, 2021, the estimated fair value of the 2028 Senior Notes was approximately $425.0 million and $521.2 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of September 30, 2022, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) based interest rate between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of September 30, 2022.

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

The components of lease expense are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Operating lease cost	$604	$483	$1,840	$1,738
Short-term lease cost	384	161	1,186	875
Finance lease cost
Amortization of right-of-use assets	297	283	897	516
Total lease cost	$1,285	$927	$3,923	$3,129

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2022	December 31, 2021
Lease-related assets and liabilities
Operating lease right-of-use assets	$7,419	$7,233
Finance lease right-of-use assets (1)	1,728	2,648
Total right-of-use assets	$9,147	$9,881

Operating lease liabilities, current	$2,458	$2,421
Operating lease liabilities, noncurrent	13,998	14,108
Total operating lease liabilities	$16,456	$16,529
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,085	$925
Operating cash flows from finance leases	—	2,719
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,316	$—
Finance leases	—	2,719

Other supplemental operating lease information consists of the following:

	September 30, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term	8.1 years	8.8 years
Weighted average discount rate	4.8%	4.8%

Maturities of operating lease liabilities as of September 30, 2022 are as follows (in thousands):

Operating Leases
Fiscal Year:
2022 (remainder)	$1,169
2023	2,602
2024	2,561
2025	2,389
2026	2,461
Thereafter	10,697
Total lease payments	$21,879
Less: Imputed interest	(5,423)
Present value of operating lease liabilities	$16,456

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

Facility lease

On October 28, 2021, Ziff Davis (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regard to the lease which was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”). The lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the Lease by the Assignor to Assignee.

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

Non-Income Related Taxes

The Company historically did not collect sales tax in states where it was not able to quantify the appropriate sales tax to be collected. The Company believes it is probable that a sales tax liability exists for its corporate accounts for periods from 2017 through 2021; however, the Company could not estimate the sales tax liability for its corporate customers. Prior to the third quarter of 2022, the Company was unable to determine which of these customers are either exempt organizations or resellers and are thus exempt from sales tax.

In the third quarter of 2022, the Company completed an analysis of the pool of corporate customers subject to sales tax in order to estimate the range of sales tax liability on its corporate revenues. As a result, the Company recorded an accrual of $8.0 million during the three and nine months ended September 30, 2022 within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets, as the exposure became probable and estimable.

In the year ended December 31, 2021, the Company determined that a sales tax liability was probable and it developed a methodology to estimate the sales tax liability for the SoHo revenue stream during the affected periods from 2017 through 2021. The Company has taken the same approach in estimating the liability for the nine months ended September 30, 2022.

Accordingly, the Company has recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $8.4 million and $9.5 million for the three and nine months ended September 30, 2022, respectively, and zero for the three and nine months ended September 30, 2021.

The Company has initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process is expected to be completed within 6-12 months. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under ASC 450, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on our business. The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. As such, the Company has recorded a $17.8 million sales tax reserve recorded in accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets as of September 30, 2022.

11.    Income Taxes

Historically, the Company was included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior period condensed consolidated financial statements, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. Accordingly, income tax amounts computed under this method (including deferred taxes and net operating loss carryforwards) may differ from amounts included in the Former Parent’s historical consolidated provision. Pursuant to the terms of the Separation, any tax liabilities with respect to Discontinued Operations remains the responsibility of the Former Parent.

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 28.8% and 21.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 27.4% and 23.5%, respectively. The Company’s increased rate during the three and nine months ended September 30, 2022 is primarily due to certain expenses not being deductible for tax.

Income before income taxes included income from domestic operations of $0.8 million and $97.8 million for the nine months ended September 30, 2022 and 2021, respectively, and income from foreign operations of $79.2 million and $58.0 million for the nine months ended September 30, 2022 and 2021, respectively.

As of September 30, 2022 and December 31, 2021, the Company had $7.0 million and $4.8 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of September 30, 2022, the Company is not under audit in any jurisdiction that it operates within. The Company has recently filed its first set of post-spin tax returns including some international subsidiaries who have previously filed in their local jurisdictions. Depending on the jurisdictions in which the Company is filing, tax returns for the years from 2015 onwards are still open to examination by tax authorities.

12.    Stockholders’ Equity

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three and nine months ended September 30, 2022, the Company repurchased zero and 189,114 shares, respectively, under this program. Cumulatively as of September 30, 2022, 189,114 shares have been repurchased at an aggregate cost of $7.6 million.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2022 the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 1,906 and 29,725 shares, respectively

Dividends

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

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and staff pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are typically one year for awards to members of the Company’s Board of Directors, four years for staff and five years for the Chief Executive Officer and Chief Operating Officer (excluding market-based awards discussed below). The Company granted 16,523 shares and 66,767 shares of restricted stock and restricted stock units (excluding awards with market conditions below) during the three and nine months ended September 30, 2022, respectively.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving specified stock price targets over 30 trading days. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in period. During the three and nine months ended September 30, 2022, the Company awarded zero and 5,091 market-based restricted stock awards, respectively. The per share weighted average grant-date fair value of the market-based restricted stock awards granted during the nine months ended September 30, 2022 was $47.54, as determined by the valuation. Notwithstanding the valuation, all market-based stock awards are issued at the market value at the close of business on the date the grant is awarded.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

September 30, 2022
Underlying stock price at valuation date	$57.15
Expected volatility	35.0%
Risk-free interest rate	1.3%

Restricted stock activity for the nine months ended September 30, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	65,235	$57.77
Granted	884	57.77
Vested	(30,703)	63.69
Canceled	—	—
Nonvested at September 30, 2022	35,416	$52.79

Restricted stock unit activity for the nine months ended September 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,013,097
Granted	70,974
Vested	(51,405)
Canceled	(21,291)
Outstanding at September 30, 2022	1,011,375	3.8	$47,838,038
Vested and expected to vest at September 30, 2022	648,013	3.0	$30,651,008

As of September 30, 2022, the Company had unrecognized share-based compensation cost of $35.5 million associated with these awards. This cost of $0.7 million for awards and $34.8 million for units is expected to be recognized over a weighted-average period of 1.2 years for awards and 4.7 years for units.

(b) Employee Stock Purchase Plan

In October 2021, Consensus established the Purchase Plan, which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock on certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company on the beginning or the end of the offering period, with each offering period being six months.

The Company determined that a plan provision exists that allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 1.94% as of September 30, 2022.

For the three and nine months ended September 30, 2022, zero and 15,806 shares, respectively, were purchased under the Purchase Plan. Cash received upon the issuance of Consensus common stock under the Purchase Plan during the three and nine months ended September 30, 2022 was zero and $0.6 million, respectively. As of September 30, 2022, 973,773 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

September 30, 2022
Risk-free interest rate	1.54%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	24.55%
Weighted average volatility	24.55%

14.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$17,141	$41,132	$58,120	$119,220
Net income available to participating securities (2)	(25)	—	(107)	—
Net income available to common shareholders from continuing operations	$17,116	$41,132	$58,013	$119,220
Denominator:
Weighted-average outstanding shares of common stock	19,791,019	19,902,924	19,879,759	19,902,924
Dilutive effect of:
Equity incentive plans	79,099	—	57,502	—
Employee Stock Purchase Plan	15,762	—	14,392	—
Common stock and common stock equivalents	19,885,880	19,902,924	19,951,653	19,902,924
Net income per share from continuing operations:
Basic	$0.86	$2.07	$2.92	$5.99
Diluted	$0.86	$2.07	$2.91	$5.99
(1) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for the three and nine months ended September 30, 2021 because the number of shares issued simply reflect a recharacterization of the capital account previously held by the Former Parent.

(2) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three and nine months ended September 30, 2022, there were 495,010 anti-dilutive shares that were excluded from the earnings per share calculation.

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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
United States	$76,793	$69,747	$221,805	$205,011

Canada	$12,727	$11,289	$37,168	$33,741
Ireland	4,344	5,376	13,909	16,813
All other countries	2,048	2,786	7,118	8,095
Foreign countries	19,119	19,451	58,195	58,649
	$95,912	$89,198	$280,000	$263,660

The following presents the Company’s long-lived assets, excluding finite-lived intangible assets (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$53,768	$39,475

Canada	$620	$748
Ireland	194	787
All other countries	278	72
Foreign countries	1,092	1,607
Total	$54,860	$41,082

16.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the three months ended September 30, 2022 (in thousands):

Foreign Currency Translation
Balance as of July 1, 2022	$(23,318)
Other comprehensive loss	(11,411)
Net increase in other comprehensive loss	(11,411)
Balance as of September 30, 2022	$(34,729)

The following table summarizes the changes in accumulated balances of other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the nine months ended September 30, 2022 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2022	$(16,857)
Other comprehensive loss	(17,872)
Net increase in other comprehensive loss	(17,872)
Balance as of September 30, 2022	$(34,729)
There were zero reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022.

17.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement, and a stockholder and registration rights agreement (the “Agreements”). The TSA governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services are intended to cover any costs and expenses incurred in providing such services. As of September 30, 2022, a majority of the services provided under TSA were completed or terminated, with a select few services still winding down and set to terminate no later than 24 months following the Separation. Further, as noted in Note 9, Ziff Davis assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis and Consensus will have joint liability under the lease through October 7, 2022, after which time the Company will be the sole lessee under the lease.

During the three and nine months ended September 30, 2022, the Company paid approximately $7.2 million and $18.7 million to Ziff Davis, respectively, to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.1 million and $0.6 million, respectively, in costs related to the registration of shares for sale held by Ziff Davis for the three and nine months ended September 30, 2022. These costs were recorded in general and administrative expenses within the Condensed Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of September 30, 2022. Amounts due to Ziff Davis as of September 30, 2022 and December 31, 2021 were $0.9 million and $5.7 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

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
◦Generate sufficient cash flow to make interest and debt payments, reinvest in our business, and pursue desired activities and business plans while satisfying restrictive covenants relating to debt obligations;
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
◦Manage risks from our international operations, including risks associated with currency fluctuations and foreign exchange controls and adverse changes in global financial markets;
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
◦Recruit and retain key personnel;
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

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal year 2021 and through the third quarter of 2022, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key operating metrics for our continuing operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue ($ in thousands)
Corporate	$51,202	$43,175	$146,860	$126,290
Small office home office (“SoHo”)	44,708	45,931	133,117	137,095
	95,910	89,106	279,977	263,385
Other Revenues	2	92	23	275
Consolidated	$95,912	$89,198	$280,000	$263,660
Average Revenue per Customer Account (“ARPA) (1)(2)
Corporate	$364.82	$314.69	$353.91	$300.83
SoHo	15.06	14.34	14.64	14.25
Consolidated	$30.84	$26.67	$29.46	$26.24

Customer Accounts (in thousands) (1)
Corporate	47	45	47	45
SoHo	978	1,064	978	1,064
Consolidated	1,025	1,109	1,025	1,109

Paid Adds (in thousands) (3)
Corporate	4	3	11	10
SoHo	86	98	283	321
Consolidated	90	101	294	331

Monthly Churn % (4)
Corporate	1.71%	3.20%	1.88%	2.74%
SoHo	3.60%	3.21%	3.66%	3.31%
Consolidated	3.51%	3.21%	3.58%	3.28%
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2021 Annual Report on Form 10-K filed with the SEC on April 15, 2022. During the nine months ended September 30, 2022, there were no significant changes in our critical accounting policies and estimates.

Emerging Growth Company Status

We are an emerging growth company, as defined in Section 3(a) of the Exchange Act, as amended by the JOBS Act. For as long as we are an emerging growth company, we may take advantage of certain exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements in the assessment of our internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act of 2002, or the “Sarbanes-Oxley Act,” reduced disclosure obligations regarding executive compensation in our periodic reports, proxy statements and registration statements, exemptions from the requirement of holding a nonbinding advisory vote on executive compensation, and exemption from new or revised financial accounting. As of December 31, 2022, we will no longer be an emerging growth company as defined in Section 3(a) of the Exchange Act, as we will be a large accelerated filer.

Results of Operations for the Three and Nine Months Ended September 30, 2022 and 2021

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

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Revenues	$95,912	$89,198	8%	$280,000	$263,660	6%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $6.7 million or 8% over the prior comparable three month period. Our growth was primarily due to an increase of $8.0 million or 19% in our corporate business (inclusive of $1.9 million due to the Summit acquisition); partially offset by a decline of $1.2 million or 3% in our SoHo business.

Revenues increased by $16.3 million or 6% over the prior comparable nine month period. Our growth was primarily due to an increase of $20.6 million or 16% in our corporate business (inclusive of $5.3 million due to the Summit acquisition); partially offset by a decline of $4.0 million or 3% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Cost of revenue	$15,419	$14,604	6%	$46,111	$43,128	7%
As a percent of revenue	16%	16%		16%	16%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation.

The increase in cost of revenues for the three and nine months ended September 30, 2022 was primarily due to an increase in network operations and customer service expenses; partially offset by a decrease in data transmission costs.
Operating Expenses

Sales and Marketing

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Sales and Marketing	$16,626	$13,115	27%	$48,850	$40,031	22%
As a percent of revenue	17%	15%		17%	15%

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

Sales and marketing cost for the three months ended September 30, 2022 was $16.6 million (primarily consisting of $10.3 million of third-party advertising costs and $6.0 million of personnel costs) compared to the prior period of $13.1 million (primarily consisting of $8.2 million of third-party advertising costs and $4.8 million of personnel costs). The increase in sales and marketing expenses for the three months ended September 30, 2022 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and costs associated with the business acquired in the current year.

Sales and marketing cost for the nine months ended September 30, 2022 was $48.9 million (primarily consisting of $30.7 million of third-party advertising costs and $17.3 million of personnel costs) compared to the prior period of $40.0 million (primarily consisting of $25.5 million of third-party advertising costs and $14.2 million of personnel costs). The increase in sales and marketing expenses for the nine months ended September 30, 2022 versus the prior comparable period was primarily due to increased advertising operations, sales and advertising and costs associated with the business acquired in the current year.

Research, Development and Engineering

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Research, Development and Engineering	$3,236	$2,019	60%	$8,313	$5,635	48%
As a percent of revenue	3%	2%		3%	2%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The increase in research, development and engineering costs for the three and nine months ended September 30, 2022 versus the prior comparable periods was primarily due to our continued focus on developing our platform, products and solutions primarily supporting our corporate revenue growth and incremental costs as a result of our Summit acquisition.
General and Administrative

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
General and Administrative	$25,604	$8,237	211%	$61,860	$20,262	205%
As a percent of revenue	27%	9%		22%	8%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expense for the three months ended September 30, 2022 versus prior comparable period was primarily due to $7.8 million in non-income tax related expenses. In addition, increased expenses related to operating as a standalone public company, included increases of $7.0 million in salary and benefits (inclusive of $3.6 million of share-based compensation) and $2.2 million in professional fees.

The increase in general and administrative expense for the nine months ended September 30, 2022 versus prior comparable period was primarily due to increased expenses related to operating as a standalone public company, included increases of $22.6 million in salary and benefits (inclusive of $11.7 million of share-based compensation), $5.3 million in professional fees, $2.3 million in computer and related expenses, $1.5 million insurance expenses, and $1.0 million in depreciation and amortization expense. The increase was also due to $8.5 million in non-income tax related expenses.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Cost of revenues	$219	$37	$658	$136
Operating expenses:
Sales and marketing	269	93	812	281
Research, development and engineering	390	99	1,086	300
General and administrative	3,736	123	12,052	399
Continuing Operations	4,614	352	14,608	1,116
Loss from discontinued operations	—	1,099	—	3,254
Total	$4,614	$1,451	$14,608	$4,370

Non-Operating Income and Expenses

Interest expense. Our interest expense is due to outstanding debt. Interest expense for the three months ended September 30, 2022 and 2021 was $13.9 million and $0.1 million, respectively. Interest expense for the nine months ended September 30, 2022 and 2021 was $39.6 million and $0.6 million, respectively. Interest expense for the three and nine months ended September 30, 2022 included interest expense on $805.0 million of debt associated with the 2026 and 2028 senior notes, which were entered into in October 2021, and as such there was no interest expense related to these facilities in prior comparable periods.

Other income, net. Our other income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other income, net for the three months ended September 30, 2022 and 2021 was $3.0 million and $1.6 million, respectively. Other income, net for the nine months ended September 30, 2022 and 2021 was $4.7 million and $1.8 million. Changes in Other income, net in both periods were driven by higher foreign exchange gains when compared to the prior comparable periods.

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

Provision for income taxes for the three months ended September 30, 2022 and 2021 was $6.9 million and $11.5 million, respectively. Provision for income taxes for the nine months ended September 30, 2022 and 2021 was $21.9 million and $36.6 million, respectively.

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 28.8% and 21.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 27.4% and 23.5%, respectively. The increase in our effective income tax rate for the three and nine months ended September 30, 2022 was primarily attributable to an increase in tax expense due to certain expenses not being deductible for tax purposes.

Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have, in the past been challenged, and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2022, we had cash and cash equivalents of $103.7 million compared to $66.8 million at December 31, 2021. The increase in cash and cash equivalents resulted primarily from cash provided by operations; partially offset by cash used in a business and asset acquisition, purchases of property and equipment (including capitalized labor), the repurchase of common stock, and the surrendering of shares to cover employee income tax related to the release of equity awards. As of September 30, 2022, cash and cash equivalents held within domestic and foreign jurisdictions were $51.1 million and $52.6 million, respectively.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million.. The final maturity of the Credit Facility will occur on March 4, 2027. As of September 30, 2022, no amount has been drawn down on the Credit Facility.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three and nine months ended September 30, 2022, the Company repurchased zero and 189,114, respectively, shares under this program.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2022 the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 1,906 and 29,725 shares, respectively.

Cash Flows

The prior period includes cash flows from discontinued operations of the non-Consensus business. As a result, the prior period is not comparable.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $89.3 million and $196.4 million for the nine months ended September 30, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The decrease in our net cash provided by operating activities in 2022 compared to 2021 was attributable to decreased income after considering noncash items, an increase in accounts receivable, and a decrease in other liabilities; partially offset by increases in accounts payable and accrued expenses and our liability for uncertain tax positions, as well as changes in prepaid expenses and other current assets, income tax payable and operating lease liabilities in the prior year period that were lower in the current year period. Our cash and cash equivalents were $103.7 million and $66.8 million at September 30, 2022 and December 31, 2021, respectively.

Net cash used in investing activities was $34.3 million and $37.8 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, net cash used in investing activities was primarily due to business and asset acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor); partially offset by proceeds from the sale of non-fax businesses in 2021. The decrease in our net cash used in investing activities in 2022 compared to 2021 was primarily due to a decrease in cash outlays associated with business acquisitions and capital expenditures; partially offset by proceeds from the sale of non-fax businesses in 2021.

Net cash (used in) provided by financing activities was $(8.9) million and $14.4 million for the nine months ended September 30, 2022 and 2021, respectively. For the nine months ended September 30, 2022 and 2021, net cash (used in) provided by financing activities was primarily due to contributions from the Former Parent; partially offset by the repurchase of common stock, deferred payments for acquisitions and the surrendering of shares to cover employee income tax related to the release of equity awards. The change in net cash (used in) provided by financing activities in 2022 compared to 2021 was primarily attributable to cash inflows related to contributions from the Former Parent that occurred in 2021, partially offset by deferred payments for acquisitions in 2021; compared to cash outflows related to the repurchase of common stock and shares withheld to cover employee income taxes in 2022.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations and commitments as of September 30, 2022:

	Payment Due by Period (in thousands)
Contractual Obligations	2022	2023	2024	2025	2026	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$—	$305,000	$500,000	$805,000
Long-term debt - interest (b)	25,470	50,800	50,939	50,800	50,800	65,089	293,898
Operating leases (c)	1,169	2,602	2,561	2,389	2,461	10,697	21,879
Telecom services and co-location facilities (d)	151	278	14	1	—	—	444
Other (e)	210	375	—	—	—	—	585
Total	$27,000	$54,055	$53,514	$53,190	$358,261	$575,786	$1,121,806
(a)These amounts represent principal on long-term debt.
(b)These amounts represent interest on long-term debt.
(c)These amounts represent undiscounted future minimum rental commitments under noncancellable operating leases.
(d)These amounts represent service commitments to various telecommunication providers.
(e)These amounts represent certain agreements associated with the Summit acquisition and Board of Directors fee arrangements.

As of September 30, 2022, our liability for uncertain tax positions was $7.0 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2021, as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2022.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2022 and December 31, 2021, we had cash and cash equivalent investments primarily in cash and checking accounts of $103.7 million and $66.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange gain for the three and nine months ended September 30, 2022 were $3.0 million and $4.7 million, respectively. Foreign exchange gain for the three and nine months ended September 30, 2021 were $1.7 million and $2.1 million, respectively. The foreign exchange gains were attributable to higher inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Cumulative translation adjustment losses, included in other comprehensive income for the three months ended September 30, 2022 and 2021 were $11.4 million and $8.2 million. Cumulative translation adjustment losses, included in other comprehensive income for the nine months ended September 30, 2022 and 2021 were $17.9 million and $13.6 million.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to a material weakness in internal control over financial reporting, described below.

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

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2022 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	November 14, 2022	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 14, 2022	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)