Form 10-Q/A
period 2022-09-30
Consensus Cloud Solutions, Inc.
filed 2023-03-31
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☐
		Emerging growth company	☐
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

EXPLANATORY NOTE
Consensus Cloud Solutions, Inc. (the “Company”) is filing this Amendment No. 1 (“Amendment No. 1”) to its Quarterly Report on Form 10-Q for the period ended September 30, 2022 (the “Original Form 10-Q”), as originally filed with the U.S. Securities and Exchange Commission (the “SEC”) on November 14, 2022, to amend and restate the Original Form 10-Q as further described below.

As disclosed in the Company’s Current Report on Form 8-K, as filed with the SEC on November 14, 2022, the Company is restating its previously issued unaudited condensed consolidated financial statements as of and for the three and nine months ended September 30, 2022. Subsequent to the filing of the Original Form 10-Q, the Company identified errors related to: (i) a its SoHo business that inadvertently grossed up revenue by $1.9 million and $5.3 million for the three and nine month periods ended September 30, 2022, respectively, with a corresponding offset to bad debt expense and (ii) the timing of revenue recognition of $2.2 million and $2.5 million for the three and nine month periods ended September 30, 2022, respectively, which after review, the Company has concluded should be reclassified as deferred revenue. The identified errors in Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A had the following effects on the condensed consolidated statements of income of the Company for the three months ended September 30, 2022 compared to previously reported amounts: a reduction in revenue of $4.1 million, or 4.3%, a reduction in operating expenses of $1.8 million, or 3.9%, a reduction in income from continuing operations of $1.8 million, or 10.3%, a reduction in net income of $1.8 million, or 10.3%, a reduction in net income per basic common share from continuing operations of $0.08 or 9.3% and a reduction in net income per diluted common share from continuing operations of $0.09 or 10.5%. The identified errors had the following effects on the condensed consolidated statements of income of the Company for the nine months ended September 30, 2022 compared to previously reported amounts: a reduction in revenue of $7.8 million, or 2.8%, a reduction in operating expenses of $4.8 million, or 4.1%, a reduction in income from continuing operations of $2.3 million, or 4.0%, a reduction in net income of $2.3 million, or 4.0%, a reduction in net income per basic common share from continuing operations of $0.12 or 4.1% and a reduction in net income per diluted common share from continuing operations of $0.12 or 4.1%. See Note 1, “Basis of Presentation” for the impact of the restatement on each effected line item of the Company’s condensed consolidated financial statements.

This Amendment No.1 is presented as of the filing date of the Original Form 10-Q and does not reflect events occurring after that date, or modify or update disclosures in any way other than as required to reflect the restatement. Accordingly, this Amendment No. 1 should be read in conjunction with the Company’s filings with the SEC subsequent to the date on which the Company filed the Original Form 10-Q.

This Amendment No. 1 sets forth the Original Form 10-Q in its entirety, as amended to reflect the restatement. Among other things, forward-looking statements made in the Original Form 10-Q have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Form 10-Q, and such forward-looking statements should be read in their historical context.

The following items have been amended as a result of the restatement:

Part I, Item 1, “Financial Statements”,

Part I, Item 2, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”,

Part I, Item 4, “Controls and Procedures”, and

Part II, Item 1A, “Risk Factors.”

In accordance with applicable SEC rules, this Amendment No. 1 on Form 10-Q/A includes an updated signature page and certifications of the Company’s Chief Executive Officer and Chief Financial Officer in Exhibits 31.1, 31.2 and 32.1 as required by Rule 12b-15.

Refer to Note 1, “Basis of Presentation”, of Notes to Condensed Consolidated Financial Statements of this Form 10-Q/A for additional information and for the summary of the accounting impacts of these adjustments to the Company’s condensed consolidated financial statements.

The Company has concluded there were additional material weaknesses in the Company’s internal control over financial reporting as of September 30, 2022 and that its disclosure controls and procedures remained ineffective as of September 30, 2022. See additional discussion included in Part I Item 4 and Part II Item 1A of this amended quarterly report.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2022	December 31, 2021
ASSETS	(As Restated)
Cash and cash equivalents	$103,683	$66,778
Accounts receivable, net of allowances of $4,410 and $4,743, respectively	31,075	24,829
Prepaid expenses and other current assets	4,921	4,650
Total current assets	139,679	96,257
Property and equipment, net	47,441	33,849
Operating lease right-of-use assets	7,419	7,233
Intangibles, net	49,918	43,549
Goodwill	341,104	339,209
Deferred income taxes	39,077	41,842
Other assets	1,967	873
TOTAL ASSETS	$626,605	$562,812

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$61,695	$40,206
Income taxes payable, current	4,218	5,227
Deferred revenue, current	26,337	24,370
Operating lease liabilities, current	2,458	2,421
Due to Former Parent	908	5,739
Total current liabilities	95,616	77,963
Long-term debt	793,387	792,040
Deferred revenue, non-current	2,322	184
Operating lease liabilities, non-current	13,998	14,108
Liability for uncertain tax positions	6,969	4,795
Deferred income taxes	6,239	6,027
Other long-term liabilities	353	360
TOTAL LIABILITIES	918,884	895,477
Commitments and contingencies (Note 10)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,016,950 and 19,978,580 shares and total outstanding is 19,827,836 and 19,978,580 shares at September 30, 2022 and December 31, 2021, respectively	200	200
Treasury stock, at cost (189,114 and zero shares at September 30, 2022 and December 31, 2021, respectively)	(7,596)	—
Additional paid-in capital	16,893	2,878
Accumulated deficit	(267,047)	(318,886)
Accumulated other comprehensive loss	(34,729)	(16,857)
TOTAL STOCKHOLDERS’ DEFICIT	(292,279)	(332,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$626,605	$562,812

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Revenues	$91,777	$89,198	$272,190	$263,660

Cost of revenues (1)	15,419	14,604	46,111	43,128
Gross profit	76,358	74,594	226,079	220,532
Operating expenses:
Sales and marketing (1)	16,626	13,115	48,850	40,031
Research, development and engineering (1)	3,236	2,019	8,313	5,635
General and administrative (1)	23,839	8,237	57,024	20,262
Total operating expenses	43,701	23,371	114,187	65,928
Income from operations	32,657	51,223	111,892	154,604
Interest expense	(13,941)	(131)	(39,573)	(611)
Other income, net	2,992	1,552	4,742	1,833
Income before income taxes	21,708	52,644	77,061	155,826
Income tax expense	6,338	11,512	21,250	36,606
Income from continuing operations	15,370	41,132	55,811	119,220
Loss from discontinued operations, net of income tax (1)	—	(13,908)	—	(17,118)
Net income	$15,370	$27,224	$55,811	$102,102

Net income per common share from continuing operations:
Basic	$0.78	$2.07	$2.80	$5.99
Diluted	$0.77	$2.07	$2.79	$5.99

Net loss per common share from discontinued operations:
Basic	$—	$(0.70)	$—	$(0.86)
Diluted	$—	$(0.70)	$—	$(0.86)

Net income per common share:
Basic	$0.78	$1.37	$2.80	$5.13
Diluted	$0.77	$1.37	$2.79	$5.13

Weighted average shares outstanding:
Basic	19,791,019	19,902,924	19,879,759	19,902,924
Diluted	19,873,138	19,902,924	19,958,624	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$219	$37	$658	$136
Sales and marketing	269	93	812	281
Research, development and engineering	390	99	1,086	300
General and administrative	3,878	123	12,526	399
Loss from discontinued operations, net of income taxes	—	1,099	—	3,254
Total	$4,756	$1,451	$15,082	$4,370

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Net income	$15,370	$27,224	$55,811	$102,102
Other comprehensive loss:
Foreign currency translation adjustment	(11,411)	(8,248)	(17,872)	(13,555)
Other comprehensive loss	(11,411)	(8,248)	(17,872)	(13,555)
Comprehensive income	$3,959	$18,976	$37,939	$88,547

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2022	2021
	(As Restated)
Cash flows from operating activities:
Net income	$55,811	$102,102
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	11,359	48,744
Amortization of financing costs and discounts	1,391	—
Non-cash operating lease costs	1,130	3,991
Share-based compensation	15,082	4,370
Provision for doubtful accounts	(60)	6,562
Deferred income taxes, net	(2,435)	10,722
Loss on sale of businesses	—	21,798
Goodwill impairment on business	—	32,629
Other	—	3,530
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(4,852)	3,546
Prepaid expenses and other current assets	(83)	(7,392)
Other assets	(1,097)	(1,119)
Increase (decrease) in:
Accounts payable and accrued expenses	19,991	(13,921)
Income taxes payable	(805)	(6,911)
Deferred revenue	(297)	(2,631)
Operating lease liabilities	(1,389)	(6,553)
Liability for uncertain tax positions	2,174	(2,374)
Other liabilities	(6,648)	(704)
Net cash provided by operating activities	89,272	196,389
Cash flows from investing activities:
Purchases of property and equipment	(21,060)	(28,280)
Acquisition of businesses, net of cash received	(12,230)	(56,838)
Proceeds from sale of businesses, net of cash divested	—	48,876
Purchases of intangible assets	(1,000)	(1,511)
Net cash used in investing activities	(34,290)	(37,753)
Cash flows from financing activities:
Debt issuance costs	(232)	—
Issuance of common stock under employee stock purchase plan	631	—
Repurchase of common stock	(7,596)	—
Shares withheld related to net share settlement	(1,698)	—
Deferred payments for acquisitions	—	(6,267)
Contribution from Former Parent	—	21,238
Other	—	(593)
Net cash (used in) provided by financing activities	(8,895)	14,378
Effect of exchange rate changes on cash and cash equivalents	(9,182)	(3,411)
Net change in cash and cash equivalents	36,905	169,603
Cash and cash equivalents at beginning of period	66,778	128,189
Cash and cash equivalents at end of period	103,683	297,792
Less cash and cash equivalents at end of period, discontinued operations	—	266,582
Cash and cash equivalents at end of period, continuing operations	$103,683	$31,210

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ (DEFICIT) EQUITY
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, July 1, 2021	—	$—	$—	—	$—	$—	$(61,273)	$1,295,005	$1,233,732
Net income	—	—	—	—	—	—	—	27,224	27,224
Other comprehensive loss	—	—	—	—	—	—	(8,248)	—	(8,248)
Share-based compensation	—	—	—	—	—	—	—	1,451	1,451
Parent contribution	—	—	—	—	—	—	—	(17,462)	(17,462)
Balance, September 30, 2021	—	$—	$—	—	$—	$—	$(69,521)	$1,306,218	$1,236,697

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, July 1, 2022	20,015,838	$200	$12,245	(189,114)	$(7,596)	$(281,738)	$(23,318)	$(300,207)
Net income (as restated)	—	—	—	—	—	15,370	—	15,370
Other comprehensive loss	—	—	—	—	—	—	(11,411)	(11,411)
Vested restricted stock	3,018	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,906)	—	(108)	—	—	—	—	(108)
Share-based compensation	—	—	4,756	—	—	—	—	4,756
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(679)	—	(679)
Balance, September 30, 2022 (as restated)	20,016,950	$200	$16,893	(189,114)	$(7,596)	$(267,047)	$(34,729)	$(292,279)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	Equity
Balance, January 1, 2021	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Net income	—	—	—	—	—	—	—	102,102	102,102
Other comprehensive loss	—	—	—	—	—	—	(13,555)	—	(13,555)
Share-based compensation	—	—	—	—	—	—	—	4,370	4,370
Parent contribution	—	—	—	—	—	—	—	21,238	21,238
Balance, September 30, 2021	—	$—	$—	—	$—	$—	$(69,521)	$1,306,218	$1,236,697

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income (as restated)	—	—	—	—	—	55,811	—	55,811
Other comprehensive loss	—	—	—	—	—	—	(17,872)	(17,872)
Vested restricted stock	52,289	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(29,725)	—	(1,698)	—	—	—	—	(1,698)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	15,082	—	—	—	—	15,082
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation (Note 1)	—	—	—	—	—	(3,972)	—	(3,972)
Balance, September 30, 2022 (as restated)	20,016,950	$200	$16,893	(189,114)	$(7,596)	$(267,047)	$(34,729)	$(292,279)

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

Restatement and Revision of Unaudited Condensed Consolidated Financial Statements

Restatement of Previously Issued Financial Statements

In connection with the preparation of its Annual Report on Form 10-K for the year ended December 31, 2022, the Company identified unintentional errors in its condensed consolidated financial statements as of and for the three months ended September 30, 2022, primarily relating to: (i) its SoHo business that inadvertently grossed up revenue with a corresponding offset to bad debt expense and (ii) the timing of revenue recognition related to a contract, which after review, the Company has concluded should be reclassified as deferred revenue. In addition, in preparation of this Form 10-Q/A, the Company evaluated any other adjustments that would impact the quarterly periods in 2022 and concluded it was appropriate to include those items in the restated periods presented. Those other items include (i) an error in share-based compensation based on a revaluation of the Company’s performance stock units, (ii) an error in the purchase price allocation related to the Summit Acquisition (see Note 4) that increased the values of the intangible assets acquired and reduced the value of goodwill from the acquisition, and (iii) the identification of certain intangible assets post Separation that were incorrectly included in the opening balance at the time of the Spin-off that belonged to the Former Parent, the correction of which decreased intangible assets with an offsetting decrease to equity (see “Adjustments related to the Spin-off” within this footnote). See tables below for more detail.

Revision of Previously Issued Financial Statements for Immaterial Misstatements

In addition to the restatement of the previously issued consolidated financial statements as of and for the three and nine months ended September 30, 2022, management determined that the errors related to the SoHo revenue and bad debt expense as well as the revaluation of the Company’s performance stock units also existed in the quarterly periods ended March 31, 2022 and June 30, 2022. Management determined that these errors were not material to the three months ended March 31, 2022 or the three or six months ended June 30, 2022. However, the condensed consolidated financial information for the nine months ended September 30, 2022 presented in this Form 10-Q/A reflects the correction of these immaterial errors. Additionally, management will revise its condensed consolidated financial statements for the quarterly periods ended March 31, 2022 and June 30, 2022 when it files its Form 10-Qs for the quarterly periods ended March 31, 2023 and June 30, 2023.

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended September 30, 2022.

Condensed Consolidated Balance Sheet (unaudited)	September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Assets
Intangibles, net	$49,702	$216	$49,918
Goodwill	342,104	(1,000)	341,104
Total assets	$627,389	$(784)	$626,605

Liabilities and stockholders' deficit
Income taxes payable, current	$4,883	$(665)	$4,218
Deferred revenue, current	26,050	287	26,337
Total current liabilities	95,994	(378)	95,616
Deferred revenue, noncurrent	109	2,213	2,322
Total liabilities	917,049	1,835	918,884

Stockholders’ deficit
Additional paid-in capital	16,419	474	16,893
Accumulated deficit	(263,954)	(3,093)	(267,047)
Total stockholders’ deficit	(289,660)	(2,619)	(292,279)
Total liabilities and stockholders’ deficit	$627,389	$(784)	$626,605

Condensed Consolidated Statement of Income (unaudited)	Three Months Ended September 30, 2022
(dollars in thousands except share and per share data)	As Originally Reported	Adjustments	As Restated
Revenues	$95,912	$(4,135)	$91,777
Gross profit	80,493	(4,135)	76,358

Operating expenses
General and administrative	25,604	(1,765)	23,839
Total operating expenses	45,466	(1,765)	43,701
Income from operations	35,027	(2,370)	32,657
Income before income taxes	24,078	(2,370)	21,708
Income tax expense	6,937	(599)	6,338
Net income	$17,141	$(1,771)	$15,370

Net income per common share:
Basic	$0.86	$(0.08)	$0.78
Diluted	$0.86	$(0.09)	$0.77

Weighted average shares outstanding:
Basic	19,791,019	—	19,791,019
Diluted	19,885,880	(12,742)	19,873,138

Share-based compensation expense as follows:
General and administrative	$3,736	$142	$3,878
Total	$4,614	$142	$4,756

Condensed Consolidated Statement of Comprehensive Income (unaudited)	Three Months Ended September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Net income	$17,141	$(1,771)	$15,370
Comprehensive income	$5,730	$(1,771)	$3,959

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)	Three Months Ended September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Balance July 1, 2022:
Additional paid-in capital	$11,913	$332	$12,245
Accumulated deficit	(280,416)	(1,322)	(281,738)
Total equity	$(299,217)	$(990)	$(300,207)

Additional paid-in capital activity:
Share-based compensation	$4,614	$142	$4,756

Accumulated deficit activity:
Net income	17,141	(1,771)	15,370

Balance September 30, 2022:
Additional paid-in capital	$16,419	$474	$16,893
Accumulated deficit	(263,954)	(3,093)	(267,047)
Total equity	$(289,660)	$(2,619)	$(292,279)

The following tables reflect the impact of the restatement to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements for the nine months ended September 30, 2022.

Condensed Consolidated Statement of Income (unaudited)	Nine Months Ended September 30, 2022
(dollars in thousands except share and per share data)	As Originally Reported	Adjustments (1)	As Restated
Revenues	$280,000	$(7,810)	$272,190
Gross profit	233,889	(7,810)	226,079

Operating expenses
General and administrative	61,860	(4,836)	57,024
Total operating expenses	119,023	(4,836)	114,187
Income from operations	114,866	(2,974)	111,892
Income before income taxes	80,035	(2,974)	77,061
Income tax expense	21,915	(665)	21,250
Net income	$58,120	$(2,309)	$55,811

Net income per common share:
Basic	$2.92	$(0.12)	$2.80
Diluted	$2.91	$(0.12)	$2.79

Weighted average shares outstanding:
Basic	19,879,759	—	19,879,759
Diluted	19,951,653	6,971	19,958,624

Share-based compensation expense as follows:
General and administrative	$12,052	$474	$12,526
Total	$14,608	$474	$15,082
(1) See tables below for the impact of the revision of the results of operations for the three months ended March 31, 2022 and the three and six months ended June 30, 2022.

Condensed Consolidated Statement of Comprehensive Income (unaudited)	Nine Months Ended September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Net income	$58,120	$(2,309)	$55,811
Comprehensive income	$40,248	$(2,309)	$37,939

Condensed Consolidated Statement of Cash flows (unaudited)	Nine Months Ended September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Cash flows from operating activities:
Net income	$58,120	$(2,309)	$55,811
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	14,608	474	15,082
Provision for doubtful accounts	5,250	(5,310)	(60)
Accounts receivable	(10,162)	5,310	(4,852)
Income taxes payable	(140)	(665)	(805)
Deferred revenue	(2,797)	2,500	(297)
Net cash provided by operating activities	$89,272	$—	$89,272
There was no impact on cash flows from investing or financing activities.

Condensed Consolidated Statements of Stockholders’ (Deficit) Equity (unaudited)	Nine Months Ended September 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Restated
Additional paid-in capital activity:
Share-based compensation	$14,608	$474	$15,082

Accumulated deficit activity:
Net income	58,120	(2,309)	55,811
Reclassifications related to the Separation	(3,188)	(784)	(3,972)

Balance September 30, 2022:
Additional paid-in capital	$16,419	$474	$16,893
Accumulated deficit	(263,954)	(3,093)	(267,047)
Total equity	$(289,660)	$(2,619)	$(292,279)

The following tables reflect the impact of the immaterial error corrections to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended March 31, 2022.

Condensed Consolidated Balance Sheet (unaudited)	March 31, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Assets
Intangibles, net	$53,003	$(784)	$52,219
Total assets	$615,346	$(784)	$614,562

Liabilities and stockholders' deficit
Income taxes payable, current	$10,217	$(5)	$10,212
Total current liabilities	110,107	(5)	110,102

Stockholders’ deficit
Additional paid-in capital	6,918	190	7,108
Accumulated deficit	(302,068)	(969)	(303,037)
Total stockholders’ deficit	(313,924)	(779)	(314,703)
Total liabilities and stockholders’ deficit	$615,346	$(784)	$614,562

Condensed Consolidated Statement of Income (unaudited)	Three Months Ended March 31, 2022
(dollars in thousands except share and per share data)	As Originally Reported	Adjustments	As Revised
Revenues	$90,925	$(1,627)	$89,298
Gross profit	75,821	(1,627)	74,194

Operating expenses
General and administrative	18,806	(1,437)	17,369
Total operating expenses	36,972	(1,437)	35,535
Income from operations	38,849	(190)	38,659
Income before income taxes	25,749	(190)	25,559
Income tax expense	7,043	(5)	7,038
Net income	$18,706	$(185)	$18,521

Net income per common share:
Basic	$0.94	$(0.01)	$0.93
Diluted	$0.93	$(0.01)	$0.92

Weighted average shares outstanding:
Basic	19,921,375	—	19,921,375
Diluted	20,005,307	30,520	20,035,827

Share-based compensation expense as follows:
General and administrative	$4,361	$190	$4,551
Total	$5,213	$190	$5,403

Condensed Consolidated Statement of Comprehensive Income (unaudited)	Three Months Ended March 31, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Net income	$18,706	$(185)	$18,521
Comprehensive income	$16,589	$(185)	$16,404

Condensed Consolidated Statement of Cash flows (unaudited)	Three Months Ended March 31, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$18,706	$(185)	$18,521
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	5,213	190	5,403
Provision for doubtful accounts	2,045	(1,437)	608
Accounts receivable	(4,585)	1,437	(3,148)
Income taxes payable	4,781	(5)	4,776
Net cash provided by operating activities	$49,908	$—	$49,908

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)	Three Months Ended March 31, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Additional paid-in capital activity:
Share-based compensation	$5,213	$190	$5,403

Accumulated deficit activity:
Net income	18,706	(185)	18,521
Reclassifications related to the Separation	(1,888)	(784)	(2,672)

Balance March 31, 2022:
Additional paid-in capital	$6,918	$190	$7,108
Accumulated deficit	(302,068)	(969)	(303,037)
Total equity	$(313,924)	$(779)	$(314,703)

The following tables reflect the impact of the immaterial error corrections to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements as of and for the three months ended June 30, 2022.

Condensed Consolidated Balance Sheet (unaudited)	June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Assets
Intangibles, net	$51,922	$(784)	$51,138
Total assets	$604,020	$(784)	$603,236

Liabilities and stockholders' deficit
Income taxes payable, current	$5,199	$(66)	$5,133
Deferred revenue, current	30,606	272	30,878
Total current liabilities	82,170	206	82,376

Stockholders’ deficit
Additional paid-in capital	11,913	332	12,245
Accumulated deficit	(280,416)	(1,322)	(281,738)
Total stockholders’ deficit	(299,217)	(990)	(300,207)
Total liabilities and stockholders’ deficit	$604,020	$(784)	$603,236

Condensed Consolidated Statement of Income (unaudited)	Three Months Ended June 30, 2022
(dollars in thousands except share and per share data)	As Originally Reported	Adjustments	As Revised
Revenues	$93,163	$(2,048)	$91,115
Gross profit	77,576	(2,048)	75,528

Operating expenses
General and administrative	17,450	(1,634)	15,816
Total operating expenses	36,585	(1,634)	34,951
Income from operations	40,991	(414)	40,577
Income before income taxes	30,209	(414)	29,795
Income tax expense	7,935	(61)	7,874
Net income	$22,274	$(353)	$21,921

Net income per common share:
Basic	$1.12	$(0.02)	$1.10
Diluted	$1.11	$(0.01)	$1.10

Weighted average shares outstanding:
Basic	19,928,316	—	19,928,316
Diluted	19,965,204	3,136	19,968,340

Share-based compensation expense as follows:
General and administrative	$3,955	$142	$4,097
Total	$4,781	$142	$4,923

Condensed Consolidated Statement of Comprehensive Income (unaudited)	Three Months Ended June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Net income	$22,274	$(353)	$21,921
Comprehensive income	$17,930	$(353)	$17,577

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)	Three Months Ended June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Balance April 1, 2022:
Additional paid-in capital	$6,918	$190	$7,108
Accumulated deficit	(302,068)	(969)	(303,037)
Total equity	$(313,924)	$(779)	$(314,703)

Additional paid-in capital activity:
Share-based compensation	$4,781	$142	$4,923

Accumulated deficit activity:
Net income	22,274	(353)	21,921

Balance June 30, 2022:
Additional paid-in capital	$11,913	$332	$12,245
Accumulated deficit	(280,416)	(1,322)	(281,738)
Total equity	$(299,217)	$(990)	$(300,207)

The following tables reflect the impact of the immaterial error corrections to the specific line items presented in the Company’s previously reported unaudited condensed consolidated financial statements for the six months ended June 30, 2022.

Condensed Consolidated Statement of Income (unaudited)	Six Months Ended June 30, 2022
(dollars in thousands except share and per share data)	As Originally Reported	Adjustments	As Revised
Revenues	$184,088	$(3,675)	$180,413
Gross profit	153,396	(3,675)	149,721

Operating expenses
General and administrative	36,256	(3,071)	33,185
Total operating expenses	73,557	(3,071)	70,486
Income from operations	79,839	(604)	79,235
Income before income taxes	55,957	(604)	55,353
Income tax expense	14,978	(66)	14,912
Net income	$40,979	$(538)	$40,441

Net income per common share:
Basic	$2.05	$(0.03)	$2.02
Diluted	$2.04	$(0.02)	$2.02

Weighted average shares outstanding:
Basic	19,924,864	—	19,924,864
Diluted	19,985,275	16,828	20,002,103

Share-based compensation expense as follows:
General and administrative	$8,316	$332	$8,648
Total	$9,994	$332	$10,326

Condensed Consolidated Statement of Comprehensive Income (unaudited)	Six Months Ended June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Net income	$40,979	$(538)	$40,441
Comprehensive income	$34,518	$(538)	$33,980

Condensed Consolidated Statement of Cash flows (unaudited)	Six Months Ended June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Cash flows from operating activities:
Net income	$40,979	$(538)	$40,441
Adjustments to reconcile net income to net cash provided by operating activities:
Share-based compensation	9,994	332	10,326
Provision for doubtful accounts	3,262	(3,071)	191
Accounts receivable	(7,351)	3,071	(4,280)
Income taxes payable	60	(66)	(6)
Deferred revenue	1,409	272	1,681
Net cash provided by operating activities	$52,206	$—	$52,206

Condensed Consolidated Statements of Stockholders’ Deficit (unaudited)	Six Months Ended June 30, 2022
(dollars in thousands)	As Originally Reported	Adjustments	As Revised
Additional paid-in capital activity:
Share-based compensation	$9,994	$332	$10,326

Accumulated deficit activity:
Net income	40,979	(538)	40,441
Reclassifications related to the Separation	(2,509)	(784)	(3,293)

Balance June 30, 2022:
Additional paid-in capital	$11,913	$332	$12,245
Accumulated deficit	(280,416)	(1,322)	(281,738)
Total equity	$(299,217)	$(990)	$(300,207)

The accompanying applicable Notes to the condensed consolidated financial statements have been updated to reflect the restatement and revision as of and for the three and nine months ended September 30, 2022.

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

Adjustments related to the Spin-off

During 2022, the Company identified certain improper classifications related to executive bonuses and other corporate charges incurred prior to the Separation that were incorrectly treated as equity contributions at the time of the Spin-off rather than liabilities. The Company recorded a reclassification of $(0.5) million for the three months and $0.6 million for the nine months ended September 30, 2022 from equity to accrued expenses to correct the prior period classification on the balance sheet, which was not part of the restatement and revision of the unaudited condensed consolidated financial statements. In addition, the Company identified certain intangible assets post Separation that were incorrectly included in the opening balance at the time of the Spin-off that belonged to the Former Parent that resulted in an $0.8 million adjustment from intangible assets to equity that is included in the revised financial statements for the first and second quarter of 2022 and the restated financial statements for the third quarter of 2022. The Company determined that the impact of the reclassifications were not material to the current or prior period financial statements.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
	(As Restated)		(As Restated)
Corporate	$48,974	$43,175	$144,360	$126,290
Small office home office (“SoHo”)	42,801	45,931	127,808	137,095
Other	2	92	22	275
Total revenues	$91,777	$89,198	$272,190	$263,660

Timing of revenue recognition
Point in time	$135	$—	$572	$—
Over time	91,642	89,198	271,618	263,660
Total	$91,777	$89,198	$272,190	$263,660

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

The following table summarizes the preliminary allocation of the purchase consideration, net of cash acquired, for this acquisition (in thousands):

Assets and Liabilities	Valuation (As Restated)
Accounts receivable	$1,248
Prepaid expenses and other current assets	30
Property and equipment	9
Operating lease right-of-use assets, non-current	413
Trademarks	800
Customer relationships	8,600
Goodwill	5,789
Other intangibles	1,000
Accounts payable and accrued expenses	(295)
Deferred revenue	(4,951)
Operating lease liabilities, non-current	(413)
Total	$12,230

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the nine months ended September 30, 2022 is $5.8 million, of which $5.8 million is expected to be deductible for income tax purposes.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2022 are as follows (in thousands):

Amount (As Restated)
Balance as of January 1, 2022	$339,209
Goodwill acquired (Note 4)	5,789
Foreign exchange translation (1)	(3,894)
Balance as of September 30, 2022	$341,104
(1) In the second quarter of 2022, the Company recorded a $5.5 million out of period correction that increased goodwill with an offset to the cumulative translation adjustment. It was deemed to be an out of period correction that was not material to 2022 or any prior period.

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as follows (in thousands):

	September 30, 2022	December 31, 2021
Trade names	$27,262	$27,388
Other	4,045	3,683
Total	$31,307	$31,071

Intangible Assets Subject to Amortization:

As of September 30, 2022, intangible assets subject to amortization relate primarily to the following (in thousands):

(As Restated)	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.5 years	$7,945	$7,430	$515
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	3.2 years	105,560	90,227	15,333
Other purchased intangibles	2.1 years	11,923	9,160	2,763
Total		$179,769	$161,158	$18,611
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

    As of December 31, 2021, intangible assets subject to amortization relate primarily to the following (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	1.6 years	$12,219	$10,633	$1,586
Patent and patent licenses (1)	0.0 years	54,341	53,930	411
Customer relationships (2)	4.3 years	99,571	90,050	9,521
Other purchased intangibles	3.8 years	13,160	12,200	960
Total		$179,291	$166,813	$12,478
(1) The December 31, 2021 patent and patent licenses historical cost and accumulated amortization balance was adjusted to conform with presentation of the December 31, 2022 balance for comparability purposes. There was no impact to the net balance.
(2) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

Estimated amortization expense for the remainder of fiscal year 2022 and succeeding years is as follows:

Fiscal Year:	(in thousands)
2022 (Remainder)	$1,032
2023	4,174
2024	3,471
2025	2,624
2026	2,179
Thereafter	5,131
Total	$18,611

Amortization expense was $1.2 million and $1.2 million for the three months ended September 30, 2022 and 2021, respectively. Amortization expense was $3.8 million and $4.4 million for the nine months end September 30, 2022 and 2021, respectively.

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

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 29.2% (as restated) and 21.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 27.6% (as restated) and 23.5%, respectively. The Company’s increased rate during the three and nine months ended September 30, 2022 is primarily due to certain expenses not being deductible for tax.

Income (loss) before income taxes included income from domestic operations of $(2.2) million (as restated) and $97.8 million for the nine months ended September 30, 2022 and 2021, respectively, and income from foreign operations of $79.2 million and $58.0 million for the nine months ended September 30, 2022 and 2021, respectively.

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

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock awards pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving specified stock price targets over 30 trading days. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in period. During the three and nine months ended September 30, 2022, the Company awarded zero and 5,091 market-based restricted stock awards, respectively. The per share weighted average grant-date fair value of the market-based restricted stock awards granted during the nine months ended September 30, 2022 was $49.12, as determined by the valuation. Notwithstanding the valuation, all market-based stock awards are issued at the market value at the close of business on the date the grant is awarded.

The weighted-average fair values of market-based restricted stock awards granted have been estimated utilizing the following assumptions:

September 30, 2022
Underlying stock price at valuation date	$57.15
Expected volatility	35.0%
Risk-free interest rate	1.5%

Restricted stock activity for the nine months ended September 30, 2022 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	65,235	$38.46
Granted	884	37.67
Vested	(30,703)	38.50
Canceled	—	—
Nonvested at September 30, 2022	35,416	$38.42

Restricted stock unit activity for the nine months ended September 30, 2022 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2022	1,013,097
Granted	70,974
Vested	(51,405)
Canceled	(21,291)
Outstanding at September 30, 2022	1,011,375	3.8	$47,838,038
Vested and expected to vest at September 30, 2022	648,013	3.0	$30,651,008

As of September 30, 2022, the Company had unrecognized share-based compensation cost, as restated, of $35.4 million associated with these awards. This cost, as restated, of $0.7 million for awards and $34.7 million for units is expected to be recognized over a weighted-average period of 1.2 years for awards and 4.7 years for units.

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

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

September 30, 2022
Risk-free interest rate	1.54%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	24.55%
Weighted average volatility	24.55%

14.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021 (1)	2022	2021 (1)
	(As Restated)		(As Restated)
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$15,370	$41,132	$55,811	$119,220
Net income available to participating securities (2)	(24)	—	(119)	—
Net income available to common shareholders from continuing operations	$15,346	$41,132	$55,692	$119,220
Denominator:
Weighted-average outstanding shares of common stock	19,791,019	19,902,924	19,879,759	19,902,924
Dilutive effect of:
Equity incentive plans	66,356	—	64,473	—
Employee Stock Purchase Plan	15,763	—	14,392	—
Common stock and common stock equivalents	19,873,138	19,902,924	19,958,624	19,902,924
Net income per share from continuing operations:
Basic	$0.78	$2.07	$2.80	$5.99
Diluted	$0.77	$2.07	$2.79	$5.99
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

For the three and nine months ended September 30, 2022, there were 499,584 and 499,476, respectively, anti-dilutive shares that were excluded from the earnings per share calculation.

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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:	(As Restated)		(As Restated)
United States	$72,720	$69,747	$214,214	$205,011

Canada	$12,679	$11,289	$37,013	$33,741
Ireland	4,309	5,376	13,785	16,813
All other countries	2,069	2,786	7,178	8,095
Foreign countries	19,057	19,451	57,976	58,649
	$91,777	$89,198	$272,190	$263,660

The following presents the Company’s long-lived assets, excluding intangible assets (in thousands):

	September 30, 2022	December 31, 2021
Long-lived assets:
United States	$53,768	$39,475

Canada	$620	$748
Ireland	194	787
All other countries	278	72
Foreign countries	1,092	1,607
Total	$54,860	$41,082

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
There were zero reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2022. In the second quarter of 2022, the Company recorded a $5.5 million out of period correction that increased goodwill with an offset to the cumulative translation adjustment. It was deemed to be an out of period correction that was not material to 2022 or any prior period.

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

The following table sets forth certain key operating metrics for our continuing operations for the three and nine months ended September 30, 2022 and 2021 (in thousands, except for percentages):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenue ($ in thousands)	(As Restated)		(As Restated)
Corporate	$48,974	$43,175	$144,360	$126,290
Small office home office (“SoHo”)	42,801	45,931	127,808	137,095
	91,775	89,106	272,168	263,385
Other Revenues	2	92	22	275
Consolidated	$91,777	$89,198	$272,190	$263,660
Average Revenue per Customer Account (“ARPA) (1)(2)
Corporate	$348.94	$314.69	$347.96	$300.83
SoHo	14.41	14.34	14.06	14.25
Consolidated	$29.51	$26.67	$28.63	$26.24

Customer Accounts (in thousands) (1)
Corporate	47	45	47	45
SoHo	978	1,064	978	1,064
Consolidated	1,025	1,109	1,025	1,109

Paid Adds (in thousands) (3)
Corporate	4	3	11	10
SoHo	86	98	283	321
Consolidated	90	101	294	331

Monthly Churn % (4)
Corporate	1.71%	3.20%	1.88%	2.74%
SoHo	3.60%	3.21%	3.66%	3.31%
Consolidated	3.51%	3.21%	3.58%	3.28%
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

Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022 (1)	2021		2022 (1)	2021
Revenues	$91,777	$89,198	3%	$272,190	$263,660	3%
(1) As Restated
    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $2.6 million or 3% over the prior comparable three month period. Our growth was primarily due to an increase of $5.8 million or 13% in our corporate business (inclusive of $1.9 million due to the Summit acquisition); partially offset by a decline of $3.1 million or 7% in our SoHo business.

Revenues increased by $8.5 million or 3% over the prior comparable nine month period. Our growth was primarily due to an increase of $18.1 million or 14% in our corporate business (inclusive of $5.3 million due to the Summit acquisition); partially offset by a decline of $9.3 million or 7% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Cost of revenue	$15,419	$14,604	6%	$46,111	$43,128	7%
As a percent of revenue	17%	16%		17%	16%

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
Operating Expenses

Sales and Marketing

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Sales and marketing	$16,626	$13,115	27%	$48,850	$40,031	22%
As a percent of revenue	18%	15%		18%	15%

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

Research, Development and Engineering

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022	2021		2022	2021
Research, development and engineering	$3,236	$2,019	60%	$8,313	$5,635	48%
As a percent of revenue	4%	2%		3%	2%

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
General and Administrative

(in thousands, except percentages)

	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2022 (1)	2021		2022 (1)	2021
General and administrative	$23,839	$8,237	189%	$57,024	$20,262	181%
As a percent of revenue	26%	9%		21%	8%
(1) As Restated
Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expense for the three months ended September 30, 2022 versus prior comparable period was primarily due to $7.8 million in non-income tax related expenses. In addition, increased expenses related to operating as a standalone public company, included increases of $7.1 million in salary and benefits (inclusive of $3.8 million of share-based compensation) and $2.2 million in professional fees partially offset by a $2.8 million reduction in bad debt expense.

The increase in general and administrative expense for the nine months ended September 30, 2022 versus prior comparable period was primarily due to increased expenses related to operating as a standalone public company, including increases of $23.1 million in salary and benefits (inclusive of $12.1 million of share-based compensation), $8.5 million in non-income tax related expense, $5.3 million in professional fees, $2.3 million in computer and related expenses, $1.5 million insurance expenses, $1.0 million in depreciation and amortization expense partially offset by a $5.6 million reduction in bad debt expense.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying condensed consolidated statements of income for the three and nine months ended September 30, 2022 and 2021 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022 (1)	2021	2022 (1)	2021
Cost of revenues	$219	$37	$658	$136
Operating expenses:
Sales and marketing	269	93	812	281
Research, development and engineering	390	99	1,086	300
General and administrative	3,878	123	12,526	399
Continuing operations	4,756	352	15,082	1,116
Loss from discontinued operations	—	1,099	—	3,254
Total	$4,756	$1,451	$15,082	$4,370
(1) As Restated
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

Provision for income taxes for the three months ended September 30, 2022 and 2021 was $6.3 million and $11.5 million, respectively. Provision for income taxes for the nine months ended September 30, 2022 and 2021 was $21.3 million and $36.6 million, respectively.

The Company’s effective tax rate for the three months ended September 30, 2022 and 2021 was 29.2% and 21.9%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2022 and 2021 was 27.6% and 23.5%, respectively. The increase in our effective income tax rate for the three and nine months ended September 30, 2022 was primarily attributable to an increase in tax expense due to certain expenses not being deductible for tax purposes.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended September 30, 2022, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting, described below.

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

In addition, during the three months ended September 30, 2022 management has determined that the Company has the following additional material weakness in its internal control over financial reporting: Management did not design and maintain effective internal controls that addressed (i) appropriate revenue recognition accounting policies, (ii) the review of reports used to support manual revenue recognition entries for completeness and accuracy and (iii) precision and documentation of management review controls over transactions and analysis that support revenue recognition and the allowance for bad debt.
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

(b) Changes in Internal Controls

Other than the additional material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2022 that have materially affected, or are reasonably like to materially affect, our internal control over financial reporting.

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

31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101	The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q/A for the quarter ended September 30, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2022 and December 31, 2021, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2022 and 2021, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2022 and 2021, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2022 and 2021, (v) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three and nine months ended September 30, 2022 and 2021, and (vi) the Notes to Condensed Consolidated Financial Statements.
104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	March 31, 2023	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	March 31, 2023	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)