Form 10-K
period 2022-12-31
Consensus Cloud Solutions, Inc.
filed 2023-03-31
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐ (1)

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐ (1)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $764,528,244.

As of March 24, 2023, the registrant had 19,909,661 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2022 are incorporated by reference into Part III of this Form 10-K.

(1) Disclosure is not being provided under this item pursuant to guidance issued by the staff of the Securities and Exchange Commission.

PART I
Item 1.    Business

Overview
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 1 million customers of all sizes, from enterprises to individuals, across approximately 50 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. Our mission is to democratize secure information interchange across technologies and industries and solve the healthcare interoperability challenge. Substantially all of Consensus’ revenue is recurring in nature and is generated either via fixed subscription plans or usage-based contracts.
Over the past decade, Consensus has progressively shifted focus towards larger commercial customers (“Corporate”). As enterprise data communication shifted toward digitization and cloud-based solutions, Consensus entered industry verticals such as healthcare, government, financial services, law and education. Our Corporate business has grown from $170 million of revenue in 2021 to approximately $192 million of revenue in 2022, representing a 13.2% annual growth rate. We currently serve approximately 52,000 Corporate customers, generally small/medium businesses or large enterprises, to whom sales are made through direct interaction with a sales person and involve specific pricing, multiple line subscriptions, API connections and/or commercial grade security.

We currently serve approximately 942,000 small office/home office (“SoHo”) online fax customers, generally consumers and SoHo users, who acquire a pre-defined subscription through an e-commerce website without direct interaction with a sales person. Our SoHo brands include eFax®, jSign®, MyFax®, Sfax®, Metrofax®, and SRfax®.

In 2020, we launched the Consensus Unite healthcare interoperability platform, a comprehensive workflow collaboration and data exchange solutions suite. Healthcare represents Consensus’ largest industry vertical and has information, secure communication, management and interoperability needs. In early 2022, we acquired Summit Healthcare Services, Inc. (“Summit”), a leading provider of digital Health Level Seven (“HL7”) and Fast Healthcare Interoperability Resources (“FHIR”) technology which are complementary to our existing product set for healthcare interoperability. The sector is undergoing a large-scale digitization effort, with the objective to streamline workflows, increase efficiency for operators, and increase transparency for patients. We believe our leadership in digital cloud fax, HL7, FHIR and our deep domain knowledge and experience in the healthcare industry positions Consensus well to help healthcare providers accomplish their broader digitization and interoperability objectives.

Our Industry

Secure Information Communication

Our products and services are a component of the secure information transmission market, which is part of the broader public cloud services market, for which demand for cloud services is expected to accelerate in the future. Fax remains one of the most ubiquitous technologies to transmit documents securely. The use of fax is particularly high in industries subject to data protection laws such as the Health Insurance Portability and Accountability Act (“HIPAA”), as fax offers safety of transmission and nearly universal legal acceptance. Cloud adoption has grown quickly in secure transmission, taking share from on-premises solutions over the past decade. Key drivers to cloud adoption include:

• Digitization: Key industry verticals such as healthcare, government, financial services and law have been heavily investing in digitization of information and the online fax industry has significantly benefited from the trend.

• Data security and data privacy awareness: Digital cloud fax technology is demonstrably more secure than traditional email and traditional fax machines, which are vulnerable to physical security threats and retrieval problems.

• Regulatory tailwinds: Because of its security, eFax® meets regulatory requirements for data security and remains ubiquitous in highly regulated industries, such as healthcare and sectors where large volumes of sensitive information is exchanged.

• Cost efficiency: Cloud-based solutions often have minimal installation costs and are highly efficient to scale as the needs of the organization fluctuate.

• Green initiatives: Cloud-based solutions appeal to customers engaging in “green” initiatives to reduce their impact on the environment because they rely less on paper for printing documents.

Healthcare Interoperability

In the healthcare industry, interoperability is defined as the ability of different information systems, devices and applications (systems) to access, exchange, integrate and cooperatively use data in a coordinated manner, within and across organizational, regional and national boundaries, to provide timely and seamless portability of information and optimize the health of individuals and populations globally. In the increasingly data-driven healthcare industry, interoperability is essential to ensuring quality care delivery and safeguarding patient information.

To address market demand for effective interoperability solutions, Consensus is concentrating its development efforts in tools capable of integrating with existing healthcare IT infrastructure to facilitate timely and accurate communication between providers and allow use of multiple transmission protocols within a single cloud-based platform.

Our Products and Solutions

Corporate Solutions
eFax Corporate®: eFax Corporate® provides digital cloud fax technology.

Unite: Unite is a single platform that allows the user to choose between several protocols to send and receive healthcare information in an environment that can integrate into an existing electronic health record (“EHR”) system or stand-alone if no EHR is present.

jSign®: jSign® provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API.

Conductor: Conductor is a robust interface engine and complete interoperability platform that provides seamless integration technology that supports all the latest standards for connectivity and data formats (API/FHIR, Web Service), addressing a wide range of interoperability challenges from the simple to the extremely complex.

Clarity: Using Natural Language Processing and Artificial Intelligence (NLP/AI) Clarity’s valuable insightful information can transform unstructured documents into structured actionable data. Clarity’s intelligent data extraction allows data to be sent to the right person, at the right place, at the right time - to accelerate patient treatment across the continuum of care.

SoHo Fax Solutions

eFax®: eFax® is a global online faxing service with customers worldwide. In addition to eFax®, we offer a variety of brands for subscription.

Customers

We have a diverse set of customers globally, using cloud fax, electronic signature and interoperability products.

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

Position in the Growing Enterprise Cloud Fax Market. We believe our status in the enterprise cloud fax space provides Consensus with an opportunity for organic growth and the potential to explore acquisitions that are value accretive and enhance our scale and geographic diversity.

Positioned to Support Healthcare Interoperability. Because fax remains a ubiquitous electronic document exchange protocol for highly sensitive and legally binding documents, Consensus is in the healthcare communication ecosystem and our goal is to build on that foundation to become a participant in the larger healthcare interoperability solutions space.

Recurring Revenue Stream. Our revenues consist of monthly recurring subscription and usage-based fees, with monthly recurring subscription revenue representing approximately 73% of our total subscription revenue for 2022. Our cancellation rates have remained relatively steady over time, and we expect this trend to continue into the future given that many of the services we provide are critical to our customers’ business operations.

Global and Diversified Customer Base. Our customers are located globally across six continents. We believe that our product-line and geographic diversity, combined with our lack of customer concentration, will help us mitigate the effects of isolated downturns in various end markets.

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

• Optimize eCommerce (SoHo) revenue;

• Leveraging our technology to enter new markets (e.g. government);

• Positioning the business for sustained growth through continued focus on profitability and cash flow generation;

• Focused investments in our products and capabilities; and

• Complementing organic growth investments with targeted acquisitions.

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

Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the internet and, in some cases, using services of third-party telecommunications and internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, taxation, numbers, advertising and intellectual property. For information about the regulations to which we are subject and the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.

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

Human Capital Resources
As of December 31, 2022, we had 581 employees, with about one-third of the employees located outside of the United States. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success.

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

Diversity, Equity & Inclusion

Our cloud fax users and employees are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We recognize that each employee’s unique experiences, perspectives and viewpoints add value to our ability to create and deliver the most innovative work environment for our employees and the best possible service to our diverse customers. To this effect, we created a Diversity, Equity and Inclusion (“DEI”) Council to promote thoughtful discussion, implement training and events to foster respectful awareness of diversity, equity, and inclusion in our workplace environment and create a community where each employee feels they belong and where they can contribute to the overall success of the Company.

Hiring

We reinforce our culture and our values by seeking out diverse candidates, and looking for candidates that fit well with our organizational priorities, values, mission and vision.

Employee Compensation & Benefits

Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices; roles are periodically benchmarked to help inform where adjustments may be needed.

We provide our employees with benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, promoting their day to day well-being. Those benefits include comprehensive health insurance coverage and covering 84% of health insurance premiums for covered U.S. employees and their families, an employee stock purchase program, share based compensation, flexible time off, up to 16 weeks of paid parental leave for birth parents and 24 hours annually of fully paid Volunteer Time Off.

Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. We expect to evolve our programs to meet our colleagues’ health and wellness needs, which we believe are essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

Competition

We face competition from, among others, online fax-providers, traditional fax machine or multifunction printer companies, electronic signature companies, healthcare interface companies, health information service providers and robotic process automation companies.

Our solutions relate to online faxing and compete primarily against traditional fax machine manufacturers, which are generally large and well-established companies, as well as publicly traded and privately-held providers of fax servers and related software and outsourced fax services. Some of these companies may have greater financial and other resources than we do.

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

Consensus Cloud Solutions, Inc. Spin-Off

On October 7, 2021, J2 Global, Inc. (now known as "Ziff Davis”, “Former Parent Company” or “Former Parent”) completed its previously announced plans to separate into two leading publicly traded companies: one addressing healthcare interoperability and comprising the Cloud Fax business, which does business as Consensus Cloud Solutions, Inc., and one that will continue the Former Parent’s strategy of building a leading internet platform focused on key verticals, including technology & gaming, shopping, health, cybersecurity and martech, which will do business as Ziff Davis. We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “Spin-Off” or “separation and distribution.”).
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
•The COVID-19 pandemic, as well as any future pandemics or global health crises, and related governmental responses could negatively affect our business, operations and financial performance.

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
•We have identified material weaknesses in internal control over financial reporting which could adversely affect our business, reputation, results of operations and stock price.
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

Cloud Fax revenue constitutes substantially all of our revenues and our operating income. The success of our business is therefore dependent upon the continued use of cloud fax as a messaging medium and our ability to expand usage of our other current and future products and services in the secure data exchange area. While our strategy is to pursue development of a range of products to address secure data exchange needs, if the demand for cloud fax as a messaging medium decreases and we are unable to replace lost revenues from decreased usage or cancellation of our cloud fax services with other products and services, or a proportional increase in our customer base, our business, financial condition, operating results and cash flows could be materially and adversely affected.

We believe that one of the attractive features of our cloud fax products is that cloud fax signatures are a generally accepted method of executing contracts and a method of transmitting confidential information in a secure manner especially in the healthcare field in the United States. There are ongoing efforts by governmental and nongovernmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” could, in the future, reduce demand for our fax services where the fax service is primarily being used to evidence a wet signature. While we have introduced a digital signature product, other companies have offered such products for longer and have greater customer adoption. If future adoption of digital signature products results in a reduction for our fax services without a corresponding adoption of our digital signature or other products, it could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

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

Acquisitions involve numerous risks, including the following:

•difficulties in integrating the operations, systems, controls, technologies, products and personnel of the acquired businesses;
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

The COVID-19 pandemic, as well as any future pandemics or global health crises, and related governmental responses could negatively affect our business, operations and financial performance.

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

We have adjusted certain aspects of our operations to protect our employees and customers while still seeking to meet customers’ needs for our vital cloud fax services. We cannot predict at this time the extent to which the COVID-19 pandemic could negatively affect our business, operations and financial performance. The extent of any continued or future adverse effects of the COVID-19 pandemic, as well as any future pandemics or global health crises, will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the emergence and virulence of new variants, the effect of the rollout of vaccines on the pandemic and public acceptance of vaccines, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and services by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and services. The length of our sales cycle for enterprise customers from initial evaluation to payment for our offerings can be as long as 12 to 18 months, but can vary substantially from customer to customer and from offering to offering. Further, these enterprise and commercial customers may require services based on volume of usage which can vary seasonally and/or slowly ramp up over an initiation period of 12-36 months. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true in the case of customers in highly regulated industries, including healthcare, where longer evaluation, testing and qualification processes often result in longer sales cycles and set-up time. The timing and contractual commitments of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle and the variable usage of the services by these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in any sale or any significant sale.

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

Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows, or cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. To date, these events have not resulted in the material impairment of any business operations. Although we have experienced, and expect to continue to confront, efforts by third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems, to date, these events have not resulted in the material impairment of any business operations.

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

To the extent we expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest, economic instability, geopolitical tensions or war in a specific country or region (including the invasion of Ukraine by Russia); trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates and transfer pricing implications. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

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

From time to time, we may be subject to litigation or claims or become involved in other legal disputes or regulatory inquiries, including in the areas of patent infringement and anti-trust that could negatively affect our business operations and financial condition. Such disputes could cause us to incur unforeseen expenses, divert operational resources, occupy a significant amount of our management’s time and attention and negatively affect our business operations and financial condition. The outcomes of such matters are subject to inherent uncertainties, carrying the potential for unfavorable rulings that could include monetary damages and injunctive relief. We may not always have insurance coverage for defense costs, judgments, and settlements. We may also be subject to indemnification requirements with business partners, vendors, current and former officers and directors, and other third parties. Payments under such indemnification provisions may be material.

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
Our success depends on the skills, experience and performance of our key personnel, including our executive officers, senior management and skilled workforce. The loss of the services of one or more of our key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. In particular, the recruitment and retention of top technical, marketing, sales and subject matter experts - particularly those with specialized knowledge, will be critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain key personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services

We have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees and labor shortages more generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations.

Political instability and volatility in the economy may adversely affect segments of our customers, which may result in decreased usage and advertising levels, customer acquisition and customer retention rates and, in turn, could lead to a decrease in our revenues or rate of revenue growth.

Certain segments of our customers may be adversely affected by political instability and volatility in the general economy or any downturns. To the extent these customers’ businesses are adversely affected by political instability or economic volatility, their usage of our services and/or our customer retention rates could decline. This may result in decreased cloud services subscription and/or usage revenues and decreased advertising, e-commerce or other revenues, which may adversely impact our revenues and profitability. For example, in connection with the conflict between Russia and Ukraine, the U.S. government has imposed severe economic sanctions and export controls and has threatened additional sanctions and controls. The full impact of these measures, or of any potential responses to them by Russia or other countries, on the businesses and results of operations or our customers or us is unknown.

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

We are subject to examination for indirect taxes in various states, municipalities and foreign jurisdictions. Management currently believes we have adequate reserves established for these matters. If a material indirect tax liability associated with prior periods were to be recorded, for which there is not a reserve, it could materially affect our financial results for the period in which it is recorded.

Taxing authorities may successfully assert that we should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and we could be subject to liability with respect to past or future tax, which could adversely affect our operating results.

We believe we have provided for state and local sales and use tax, excise, utility user, and ad valorem taxes, fees and surcharges or other similar obligations in all relevant jurisdictions in which we generate sales, based on our understanding of the applicable laws in those jurisdictions. Such tax, fees and surcharge laws and rates vary greatly by jurisdiction, and the application of such taxes to e-commerce businesses, such as ours, is a complex and evolving area. The jurisdictions where we have sales may apply more rigorous enforcement efforts or take more aggressive positions in the future that could result in greater tax liability. In addition, in the future we may also decide to engage in activities that would require us to pay sales and use, telecommunications, or similar taxes in new jurisdictions. Such tax assessments, penalties and interest for failure to comply with current or future laws and regulations may materially adversely affect our business, financial condition and operating results. Compliance with these laws and regulations may also cause us to change or limit our business practices in a manner adverse to our business.

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

On June 28, 2018, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. We believe we have implemented such links to the extent necessary and our privacy policies have been updated and posted on our websites. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and become enforceable on July 1, 2023. Similar laws have been passed in several other states, and have been proposed in additional states and at the federal level.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to compliance with these requirements and as an independent public company, such compliance has resulted in increased legal, accounting and financial costs. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of such controls, we have expended, and anticipate that we will continue to expend, significant resources. For example, we have hired and expect to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts. We have also incurred significant expenses and devoted substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. As reported elsewhere in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. While we have designed and implemented, or expect to implement, measures to remediate these material weaknesses, our efforts to remediate these material weaknesses may not be effective. Moreover, we are also continuing to develop our internal controls and processes. Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in business conditions. For example, because we have acquired companies in the past and may continue to do so in the future, we need to effectively expend resources to integrate the controls of these acquired entities with ours. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting will be required to be included in the periodic reports that we file with the SEC. Any current or future material weakness in our internal control over financial reporting, or adverse report thereon, could cause investors to lose confidence in the accuracy and completeness of our financial reports, could cause the market price of our common stock to decline, and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation.

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

We have identified material weaknesses in our internal control over financial reporting, and if our remediation of such material weaknesses is not effective, or if we experience additional material weaknesses or otherwise fail to design and maintain effective internal control over financial reporting we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As reported elsewhere in this Annual Report on Form 10-K, we have identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We cannot assure you that the measures we have taken to date, and actions we may take in the future, will be sufficient to remediate the internal control deficiencies that led to our material weaknesses, that the material weaknesses will be remediated on a timely basis, or that additional material weaknesses will not be identified in the future. If the steps we take do not remediate the outstanding material weaknesses in a timely manner, there could continue to be a possibility that these control deficiencies or others could result in a material misstatement of our annual or interim consolidated financial statements. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. We also cannot assure you that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to remediate these existing material weaknesses and document effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting, if and when required.

Matters affecting our internal controls, including the material weaknesses described above, may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, violations of applicable stock exchange listing rules, and litigation brought by our shareholders and others. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital, and also could result in litigation brought by our shareholders and others.

Future sales by Ziff Davis or others of our common stock, or the perception that such sales may occur, could depress our common stock price.

Ziff Davis has informed us that as of December 31, 2022, Ziff Davis owned 5% of the economic interest and voting power of our outstanding common stock. Future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), for so long as Ziff Davis is deemed to be our affiliate, unless the shares to be sold are registered with the Securities and Exchange Commission, or SEC. We are a party to a Stockholder and Registration Rights Agreement with Ziff Davis, pursuant to which we agreed, upon request of Ziff Davis, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock that it retains. In June 2022, the registration statement on Form S-1 we filed with respect to the shares of our common stock held by Ziff Davis became effective, and Ziff Davis has informed us that it reduced its position in our common stock from 19.9% to approximately 5% over the course of 2022. We are unable to predict with certainty whether or when Ziff Davis will distribute to holders of Ziff Davis debt and/or Ziff Davis stockholders, or sell, a substantial number of their remaining shares of our common stock following the distribution. Sales by Ziff Davis or others of a substantial number of shares after the distribution, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

The trading market for Consensus’ common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have six research analysts covering Consensus’ common stock. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of Consensus’ common stock or fails to publish reports on us regularly, demand for Consensus’ common stock could decrease, which could cause Consensus’ common stock price or trading volume to decline.

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

Our historical financial information for periods prior to the separation included in this Annual Report on Form 10-K is derived from the consolidated financial statements and accounting records of J2 Cloud Services, LLC (now Consensus Cloud Solutions, LLC) (“Historical Cloud Services”), previously a wholly owned subsidiary of J2 Global, Inc. (now Ziff Davis). As a result, the historical financial information for periods prior to the separation included in this Annual Report on Form 10-K does not necessarily reflect the financial position, results of operations or cash flows of Consensus following the separation or what Consensus’ financial position, results of operations and cash flows would have been had Consensus been a separate, standalone business during such periods. Furthermore, the Historical Cloud Services financial information does not necessarily reflect the financial condition, results of operations or cash flows that we would have achieved as a separate, publicly traded company during the periods presented or those that we will achieve in the future primarily as a result of the following factors, among others:

•Prior to the separation, while our business operated on a relatively standalone basis, Ziff Davis or one of its affiliates performed various corporate functions for us such as legal, treasury, accounting, internal auditing, human resources and corporate affairs, and also provided our IT and other corporate infrastructure. Our historical financial results for periods prior to the separation reflect allocations of corporate expenses from Ziff Davis for such functions were likely less than the expenses we would have incurred had we operated as a separate publicly traded company. Following the separation, our costs related to such functions previously performed by Ziff Davis have increased.

•To some extent historically, we shared certain economies of scope and scale with Ziff Davis. Although we have entered into certain agreements (including a transition services agreement) with Ziff Davis in connection with the separation, these arrangements may not fully capture the benefits that we enjoyed as a result of being with a subsidiary of Ziff Davis and could result in us paying higher charges than in the past for these services.

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

As of December 31, 2022, Consensus has total outstanding indebtedness of approximately $805 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important adverse consequences to us and our investors, including:

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

We or Ziff Davis may fail to perform under the transition services agreement and other transaction agreements that were executed as part of the separation.

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

Historically, our business was operated as one of Ziff Davis’s business units, and Ziff Davis performed certain of the corporate functions for our operations. Following the distribution, Ziff Davis provided support to us with respect to certain of these functions on a transitional basis. We have replicated, and must continue to replicate, certain systems, infrastructure and personnel to which we no longer have access and have incurred, and expect to continue to incur, capital and other costs associated with developing and implementing our own support functions in these areas. Such costs could be material.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 700 S. Flower Street, Los Angeles, California 90017. This location is under a lease that expires on January 31, 2031 and has approximately 48,000 square feet of office space. In 2021, the Company recorded an impairment of this location primarily due to a “partial remote” work model for a significant number of employees, see Note 10 - Leases in Item 8, Notes to Consolidated Financial Statements. We believe that our existing facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings

See Note 11 - Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

                        PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market Information

Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCSI ”.

Holders

We have 170 registered stockholders as of March 24, 2023. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

Dividends

We have no present intention to pay cash dividends on our common stock. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant. Our current debt agreements could trigger restriction on dividend payments under certain circumstances.

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

Consensus’ peer group index for 2021 consists of Bottomline Technologies, Inc., Box, Inc. CommonVault Systems, Inc., Computer Programs and Systems, Inc., Ebix, Inc., HealthStream, Inc. LiveRamp, Inc., NextGen Healthcare, Inc. OneSpan, Inc. Phreesia, Inc., Progress Software Corp., SecureWorks Corp., Tabula Rasa HealthCare, Inc., Vocera Communications, Inc. and Yext, Inc.

Consensus’ peer group index for 2022 consists of Box, Inc. CommonVault Systems, Inc., Computer Programs and Systems, Inc., Ebix, Inc., Evolent Health, Inc., HealthStream, Inc., NextGen Healthcare, Inc., Omnicell, Inc., OneSpan, Inc., Phreesia, Inc., Progress Software Corp., R1 Rcm Holdco, Inc., SecureWorks Corp., Tabula Rasa HealthCare, Inc., Verint Systems, Inc., Veradigm, Inc. and Yext, Inc. Given our businesses’ continued focus on developing healthcare interoperability solutions we removed LiveRamp, Inc. Both Vocera Communications, Inc. and Bottomline Technologies, Inc. were removed because they were acquired during 2022.

Consensus common stock has been listed on the Nasdaq under the symbol “CCSI” since October 8, 2021. Prior to that time, there was no public market for our common stock. Measurement points for the performance graph are October 8, 2021 and the last trading day of each month from October 2021 to December 2022. The graph assumes that $100 was invested on October 8, 2021 in Consensus’ common stock and in each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

120
110
100
90
80
70
60
Index Value
10/8/2021
10/31/2021
11/30/2021
12/31/2021
1/31/2022
2/28/2022
3/31/2022
4/30/2022
5/31/2022
6/30/2022
7/31/2022
8/31/2022
9/30/2022
10/31/2022
11/30/2022
12/31/2022
Consensus Cloud Solutions, Inc.
NASDAQ Composite
2021 Peer Group
2022 Peer Group

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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 1 million customers of all sizes, from enterprises to individuals, across approximately 50 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’s communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal 2022 and 2021, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

Key Performance Metrics
We use the following metrics to evaluate our business, including the growth of our business, the value provided by customers to our business and our customer retention.

The following table sets forth certain key operating metrics for our continuing operations for the years ended December 31, 2022, 2021 and 2020 (in thousands, except for percentages):

	Years ended December 31,
	2022	2021	2020
Revenue ($ in thousands)
Corporate	$192,195	$169,732	$148,981
SoHo	170,199	182,390	181,784
	362,394	352,122	330,765
Other Revenues	28	542	403
Consolidated	$362,422	$352,664	$331,168

Average Revenue per Customer Account (“ARPA”)(1)(2)
Corporate	$331.77	$308.42	$276.46
SoHo	14.32	14.40	14.32
Consolidated	$29.07	$26.65	$24.99

Customer Accounts (in thousands)(1)
Corporate	52	45	47
SoHo	942	1,039	1,072
Consolidated	994	1,084	1,119

Paid Adds (in thousands)(3)
Corporate	15	13	12
SoHo	364	411	423
Consolidated	379	424	435

Monthly Churn %(4)
Corporate	1.78%	2.68%	1.64%
SoHo	3.70%	3.37%	3.21%
Consolidated	3.61%	3.34%	3.15%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the quarter or year calculated as follows. Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. Monthly ARPA on an annual basis is calculated by dividing revenue for the year by the average customer base for the applicable four quarters and dividing that amount by 12 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within the Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
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

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results require us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.

We believe that our most critical accounting policies are those related to revenue recognition, share-based compensation expense, impairment or disposal of long-lived and intangible assets, fair value of assets acquired and liabilities assumed in connection with business combinations, income taxes, contingencies and allowance for doubtful accounts. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

Revenue Recognition
Our revenues substantially consist of monthly recurring subscription and usage-based fees, a significant portion of which are paid in advance by credit card. We defer the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognize them in the period earned.

Along with our numerous proprietary solutions, we also generate revenues by reselling various third-party solutions. These third-party solutions, along with our proprietary products, allow us to offer customers a variety of solutions to better meet their needs. We record revenue on a gross basis with respect to reseller revenue because we have control of the specified good or service prior to transferring control to the customer.

Share-Based Compensation Expense
We account for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award.

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

If we determined that the carrying value of definite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, we would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value. We have assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived intangibles and long-lived assets may not be recoverable. We recorded total impairment of $7.5 million related to operating lease right-of-use assets, of which $6.5 million is related to continuing operations and $1.0 million is related to discontinued operations for the year ended December 31, 2021. Additionally, we recorded an impairment charge of $1.7 million for associated property and equipment for the year ended December 31, 2021. The impairment is related to the Company’s decision to exit and seek subleases for certain leased facilities, primarily due to a distributed workforce as a result of the pandemic. As we seek to return to offices, we will seek a hybrid return to office model. No impairment was recorded for the years ended December 31, 2022 and 2020.

The Company classifies its long-lived assets to be sold as held for sale in the period (i) it has approved and committed to a plan to sell the asset, (ii) the asset is available for immediate sale in its present condition, (iii) an active program to locate a buyer and other actions required to sell the asset have been initiated, (iv) the sale of the asset is probable, (v) the asset is being actively marketed for sale at a price that is reasonable in relation to its current fair value and (vi) it is unlikely that significant changes to the plan will be made or that the plan will be withdrawn. The Company initially measures a long-lived asset that is classified as held for sale at the lower of its carrying value or fair value less any costs to sell. Any loss resulting from this measurement is recognized in the period in which the held for sale criteria are met. Conversely, gains are not recognized on the sale of a long-lived asset until the date of sale. Upon designation as an asset held for sale, the Company stops recording depreciation expense on the asset. The Company assesses the fair value of a long-lived asset less any costs to sell at each reporting period and until the asset is no longer classified as held for sale.

Business Combinations and Valuation of Goodwill and Intangible Assets
We apply the acquisition method of accounting for business combinations in accordance with GAAP and use estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, revenue growth rates, gross margins, customer attrition rates, royalty rates, discount rates and terminal growth rates. We use established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

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

Income Taxes
For historical periods, we are included in the federal consolidated and state consolidated income tax returns with Ziff Davis and its other subsidiaries. For purposes of the Consolidated Financial Statements, our taxes were determined using the separate return method as if we had filed separate tax returns. In addition, our income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.

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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax position is required to meet before it can be recognized in the financial statements and applies to all tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the income tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained upon audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. We recognize accrued interest and penalties related to uncertain income tax positions in income tax expense on our Consolidated Statements of Income. On a quarterly basis, we evaluate uncertain income tax positions and establish or release reserves as appropriate under GAAP.

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

Non-Income Tax Contingencies
The Company historically did not collect sales tax in states where it was not able to quantify the appropriate sales tax to be collected. For periods from 2017 through 2021, the Company believed it was probable that a sales tax liability existed for its corporate accounts; however, it could not estimate the sales tax liability for its corporate customers until the third quarter of

2022. Prior to the third quarter of 2022, the Company was unable to determine which of these customers were either exempt organizations or resellers and were thus exempt from sales tax.
In the third quarter of 2022, the Company completed an analysis of the pool of corporate customers subject to sales tax in order to estimate the range of sales tax liability on its corporate revenues. As a result, the Company recorded an accrual of $8.0 million during the quarter ended September 30, 2022 within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets, as the exposure was then probable and estimable. Additionally, the Company started sales tax collection and remittance on corporate sales in applicable states in August 2022. See Note 11 - Commitments and Contingencies of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K.

In the year ended December 31, 2021, the Company determined that a sales tax liability is probable and it developed a methodology to estimate the liability for the sales tax for the SoHo revenue stream during the affected periods 2017 through 2021. Accordingly, the Company has recorded a sales tax expense in 2021 of $8.6 million for all periods affected.

In conjunction with the state voluntary disclosure agreement process the company is remitting sales tax for SoHo and corporate sales for current and prior periods. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. As such, the Company has a $13.1 million and $8.6 million sales tax liability within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements
See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies, to our accompanying consolidated financial statements for a description of recent accounting pronouncements and our expectations of their impact on our consolidated financial position and results of operations.

Results of Operations
Years Ended December 31, 2022, 2021 and 2020
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

The following table sets forth information derived from our Statements of Income as a percentage of revenues for the years ended December 31, 2022, 2021 and 2020. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2022	2021	2020
Revenues	100%	100%	100%
Cost of revenues	17	16	16
Gross profit	83	84	84
Operating expenses:
Sales and marketing	18	15	14
Research, development and engineering	3	2	2
General and administrative	20	17	8
Total operating expenses	41	34	24
Income from operations	42	50	60
Interest expense	(14)	(4)	(23)
Interest income	—	—	—
Other (expense) income, net	—	—	10
Income before income taxes	28	46	47
Income tax expense	7	11	9
Income from continuing operations	21	35	38
(Loss) income from discontinued operations, net of income tax	—	(3)	9
Net income	21%	32%	47%

Revenues

(in thousands, except percentages)	2022	2021	2020	Percentage Change 2022 versus 2021	Percentage Change 2021 versus 2020
Revenues	$362,422	$352,664	$331,168	3%	6%

Consensus revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services. We also generate an immaterial amount of Consensus revenues from intellectual property licensing.

Revenues increased $9.8 million in the year ended December 31, 2022 over the prior year primarily due to organic growth in our corporate business. Our total revenue increased by $9.8 million as a result of an increase of approximately $15.6 million in corporate revenues due to organic growth in existing customer usage and new customer acquisitions, as well as acquired revenue of $6.8 million from our acquisition of Summit Healthcare Services, Inc. (“Summit”), partially offset by a $12.2 million decline in Small office home office (“SoHo”) and $0.4 million in other revenue.

Revenues increased $21.5 million in the year ended December 31, 2021 over the prior comparable period primarily due to growth in our corporate business. Our total revenue increased primarily as a result of an increase of approximately $20.0 million in corporate revenues due to organic growth in existing customer usage and new customer acquisitions.

Cost of Revenues

(in thousands, except percentages)	2022	2021	2020	Percentage Change 2022 versus 2021	Percentage Change 2021 versus 2020
Cost of revenues	$61,951	$58,000	$53,379	7%	9%
As a percent of revenues	17%	16%	16%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation. The increase in cost of revenues for the year ended December 31, 2022 was primarily due to an increase in revenues, compensation for additional acquisition and organic headcount and higher software licensing and infrastructure / database hosting costs as a result of moving our data storage from physical storage into the cloud.

The increase in cost of revenues for the year ended December 31, 2021 compared to the prior comparable period was primarily due to an increase in revenues and higher software licensing and infrastructure / database hosting costs as a result of moving our data storage from physical storage into the cloud.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	2022	2021	2020	Percentage Change 2022 versus 2021	Percentage Change 2021 versus 2020
Sales and marketing	$64,413	$53,648	$47,116	20%	14%
As a percent of revenues	18%	15%	14%

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

The increase in sales and marketing expenses of $10.8 million for the year ended December 31, 2022 versus the prior year was primarily due to an increase in third party advertising of $4.7 million, primarily in SoHo, as well as an increase of $5.0 million in personnel expenses due to continued investment in the corporate sales team.

The increase in sales and marketing expenses of $6.5 million for the year ended December 31, 2021 versus the prior comparable period was primarily due to an increase in third party advertising of $3.0 million, primarily in SoHo, as well as an increase of $3.5 million in personnel expenses due to continued investment in the corporate sales team.

Research, Development and Engineering

(in thousands, except percentages)	2022	2021	2020	Percentage Change 2022 versus 2021	Percentage Change 2021 versus 2020
Research, development and engineering	$10,018	$7,652	$7,146	31%	7%
As a percent of revenues	3%	2%	2%

Our research, development and engineering costs consist primarily of personnel-related expenses. The increase in research, development and engineering costs for the year ended December 31, 2022 was mostly due to our continued focus on developing our platform, products and solutions to primarily support corporate revenue growth as well as additional personnel from our Summit acquisition.

The increase in research, development and engineering costs for the year ended December 31, 2021 versus the prior comparable period was mostly due to our continued focus on developing our platform, products and solutions to primarily support corporate revenue growth.
General and Administrative

(in thousands, except percentages)	2022	2021	2020	Percentage Change 2022 versus 2021	Percentage Change 2021 versus 2020
General and administrative	$74,122	$58,228	$26,852	27%	117%
As a percent of revenues	20%	17%	8%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees, severance and insurance costs.

The increase in general and administrative expense for the year ended December 31, 2022 versus the prior year was primarily due to increased expenses related to operating as a standalone public company, included increases of $26.6 million in salary and benefits (inclusive of $15.7 million of share-based compensation) and $6.3 million in professional fees, partially offset by a $4.8 million reduction in bad debt expense and the absence $11.5 million in non-recurring expenses related to the spin-off from Ziff Davis in 2021.

The increase in general and administrative expense for the year ended December 31, 2021 versus the prior comparable period was primarily due to $11.5 million in non-recurring expenses related to the spin-off from Ziff Davis, approximately $5.0 million increase in the fourth quarter of 2021 operational expense due to standalone public company costs, an $8.2 million impairment of our downtown LA office space and an $8.6 million sales tax expense related to 2017-2021, of which $0.6 million was related to post spin in the fourth quarter 2021.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Cost of revenues	$874	$72	$203
Operating expenses:
Sales and marketing	988	92	442
Research, development and engineering	746	(19)	383
General and administrative	17,447	1,711	457
Continuing operations	20,055	1,856	1,485
(Loss) income from discontinued operations	—	602	4,138
Total	$20,055	$2,458	$5,623

Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt. Interest expense was $51.4 million, $14.3 million and $75.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. The increase from 2021 to 2022 is primarily due to twelve months of interest associated with the 2026 and 2028 Senior Notes compared to three months in 2021. Interest expense decreased between 2020 and 2021 due to the Company redeeming all of its outstanding $650 million 6% Senior Notes in 2020, as a result of which, the Company recorded a loss on extinguishment of $38.0 million included in interest expense for the year ended December 31, 2020. This is coupled with the Company recording three months of interest associated with the 2026 and 2028 Senior Notes in 2021, in comparison to nine months of interest associated with the 6% Senior Notes in 2020.

Interest income. Our interest income is generated by interest income earned on cash and cash equivalents. Interest income was not material for the years ended December 31, 2022, 2021 and 2020.

Other (expense) income, net. Our other (expense) income, net is generated primarily from miscellaneous items and gain or losses on currency exchange. Other (expense) income, net was $(1.6) million, $0.2 million and $31.6 million for the years ended December 31, 2022, 2021 and 2020, respectively. The change in our gains (losses) recognized in earnings from 2021 to 2022 was primarily attributable to exchange rate fluctuations on inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations. The change in our gains (losses) recognized in earnings from 2020 to 2021 was primarily attributable to lower inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar and exchange rate fluctuations.

Income Taxes
Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have in the past been, and may be challenged in the future, and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

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

As of December 31, 2022 and 2021, the Company has interest expense limitation carryovers of $23.4 million and $4.9 million, respectively, which last indefinitely. The Company has no federal net operating loss or capital loss limitation carryforwards as of December 31, 2022 or 2021. The Company has $0.5 million and $0.2 million of foreign tax credit carryforwards as of December 31, 2022 and 2021, respectively, which will expire between 2031 and 2032. In addition, the Company also has $1.0 million and $0.1 million state research and development tax credits carryforwards, respectively. If unused, $1 million of the credits as of December 31, 2022 can be carried over indefinitely.

Income tax expense (benefit) amounted to $26.2 million, $39.9 million and $30.0 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our effective tax rates for 2022, 2021 and 2020 were 26.5%, 24.8% and 19.8%, respectively.

The increase in our annual effective income tax rate from 2021 to 2022 was primarily attributable to an increase in tax expense relating to certain non-deductible expenses incurred in the year, such as stock based compensation, officer’s compensation, an increase in the reserves for uncertain tax positions and foreign income currently taxed in the U.S., partially offset by increased tax credits and change in the geographical mix of the income.

The increase in our annual effective income tax rate from 2020 to 2021 was primarily attributable to an increase in the state tax expenses due to our expanded state footprints and a reduction in the foreign rate differential due to the change in the geographical mix of earnings.

Quarterly Results of Operations (Unaudited)
The following tables contain selected unaudited Statements of Operation information for each quarter of 2022 and 2021 (in thousands, except share and per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the periods presented. The operating results for any quarter are not necessarily indicative of results for any future period. This data should be read in conjunction with our consolidated financial statements included elsewhere in this Report. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

	Year ended December 31, 2022
	Fourth Quarter	Third Quarter (1)	Second Quarter (1)	First Quarter (1)
Revenues	$90,232	$91,777	$91,115	$89,298
Gross profit	74,391	76,358	75,528	74,194
Net income from continuing operations	16,902	15,370	21,921	18,521

Net income from continuing operations per common share:
Basic	$0.85	$0.78	$1.10	$0.93
Diluted	$0.85	$0.77	$1.10	$0.92

Weighted average shares outstanding
Basic	19,814,405	19,791,019	19,928,316	19,921,375
Diluted	19,939,806	19,873,137	19,968,340	20,035,827

	Year ended December 31, 2021 (2)
	Fourth Quarter	Third Quarter	Second Quarter	First Quarter
Revenues	$89,004	$89,198	$87,842	$86,620
Gross profit	74,132	74,594	73,288	72,650
Net income from continuing operations	1,953	41,132	38,854	39,235

Net income from continuing operations per common share:
Basic	$0.10	$2.07	$1.95	$1.97
Diluted	$0.10	$2.07	$1.95	$1.97
Weighted average shares outstanding
Basic	19,908,135	19,902,924	19,902,924	19,902,924
Diluted	19,990,787	19,902,924	19,902,924	19,902,924
(1) The quarterly results for the third quarter of 2022 reflect the restated amounts in the Q3 Form 10-Q/A filed on March 31, 2023. The quarterly results for the first and second quarters of 2022 reflect the revised amounts presented within the Q3 Form 10-Q/A filed on March 31, 2023.
(2) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for those quarters prior to the spin because the number of shares issued simply reflect a recharacterization of the capital account previously held by the former parent, see Note 1 - The Company in Item 8, Notes to Consolidated Financial Statements. As a result, the full year 2021 basic and diluted earnings per common share is not comparable to the quarterly results.

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2022, we had cash and cash equivalents of $94.2 million compared to $66.8 million at December 31, 2021. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for purchases of property and equipment (including software development costs), acquisitions of businesses and cash used to repurchase our common stock. As of December 31, 2022, cash and cash equivalents held within domestic and foreign jurisdictions were $37.6 million and $56.6 million, respectively.

On October 7, 2021, the Company issued $305 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2022 and 2021. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

On October 7, 2021, Consensus issued $500 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in J2 Cloud Services, LLC, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2022 and 2021. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”).. Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2022, no amount has been drawn down on the Credit Facility.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months from the issuance of this Annual Report on Form 10-K and the foreseeable future.

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the year ended December 31, 2022, the Company repurchased 189,114 shares under this program.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in the Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the year ended December 31, 2022, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 71,509 shares.

Cash Flows
The prior years include cash flows from discontinued operations of the non-Consensus business. As a result, the prior periods are not comparable.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $83.1 million, $233.7 million and $238.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and lease payments for our offices. The decrease in our net cash provided by operating activities in 2022 compared to 2021 was primarily attributable to decreased income after excluding noncash items, a decrease in other long-term liabilities in 2022 compared to an increase in 2021, and an increase in accounts receivable. The decrease in our net cash provided by operating activities in 2021 compared to 2020 was primarily attributable to a decrease in operating lease liabilities, offset by increased prepaid expenses, accounts payable and other long-term liabilities. Our prepaid tax payments were $8.0 million and zero at December 31, 2022 and 2021, respectively.

Net cash used in investing activities was $43.3 million, $42.5 million and $60.9 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash used in investing activities in 2022 was primarily comprised of capital expenditures associated with the purchase of property and equipment (including capitalized software development costs) and business acquisitions. Net cash used in investing activities in 2021 and 2020 was related to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized software development costs); partially offset by proceeds from the sale of businesses.

Net cash used in financing activities was $10.6 million, $247.8 million and $179.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. Net cash used in financing activities in 2022 included the repurchase of common stock and shares withheld to cover employee income taxes. Net cash used in financing activities in 2021 increased over 2020 primarily due to distributions to the Former Parent in 2021 compared to contributions from the Former Parent in 2020. Partially offsetting these amounts, the Company had cash inflows related to the issuance of debt in 2021, compared to repayment of debt in 2020.

Contractual Obligations and Commitments
The following table summarizes our contractual obligations and commitments as of December 31, 2022:

	Payment Due by Period (in thousands)
Contractual Obligations	2023	2024	2025	2026	2027	Thereafter	Total
Long-term debt - principal (a)	$—	$—	$—	$305,000	$—	$500,000	$805,000
Long-term debt - interest (b)	50,800	50,939	50,800	50,800	32,500	32,589	268,428
Operating leases (c)	2,939	2,842	2,389	2,461	2,534	8,167	21,332
Telecom services and co-location facilities (d)	895	577	282	—	—	—	1,754
Other (e)	480	—	—	—	—	—	480
Total	$55,114	$54,358	$53,471	$358,261	$35,034	$540,756	$1,096,994
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

As of December 31, 2022, our liability for uncertain tax positions was $6.7 million. The future payments related to uncertain tax positions have not been presented in the table above due to the uncertainty of the amounts and timing of cash settlement with the taxing authorities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2023.

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2022, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2022 and 2021, we had cash and cash equivalent investments primarily in cash and checking accounts of $94.2 million and $66.8 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk
We conduct business in certain foreign markets, primarily in Canada, Australia, the European Union and Japan. Our principal exposure to foreign currency risk relates to investment and inter-company debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Euro and the Japanese Yen. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

Historically, we have not hedged translation risks because cash flows from international operations were generally reinvested locally; however, we may do so in the future. Our objective in managing foreign exchange risk is to minimize the potential exposure to changes that exchange rates might have on earnings, cash flows and our financial position. We currently do not have derivative financial instruments for hedging, speculative or trading purposes and therefore are not subject to such hedging risk. However, we may, in the future, engage in hedging transactions to manage our exposure to fluctuations in foreign currency exchange rates.

For the years ended December 31, 2022, 2021 and 2020, foreign exchange (losses) gains amounted to $(1.6) million, $0.2 million and $31.6 million, respectively. The change in our gains (losses) recognized in earnings from 2021 to 2022 was primarily attributable to the translation of certain intra-entity balances in foreign currencies. The change in our gains (losses) recognized in earnings from 2020 to 2021 was primarily attributable to the settlement of certain intra-entity transactions of $33.1 million in 2020 that was not present in 2021.

Cumulative translation losses included in other comprehensive income for the years ended December 31, 2022, 2021 and 2020, were $2.3 million, $14.4 million and $11.1 million, respectively.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Consensus Cloud Solutions, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Consensus Cloud Solutions, Inc. (the “Company”) as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company's internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 31, 2023 expressed an adverse opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

Critical Audit Matters

The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (i) relate to accounts or disclosures that are material to the consolidated financial statements and (ii) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.

Revenue recognition – Small Office Home Office (SoHo)

As discussed in Note 3 to the Company’s consolidated financial statements, the Company’s small office home office (“SoHo”) revenue stream consist substantially of monthly recurring subscription and usage-based fees for access to the SaaS platform. The Company’s process for recognizing SoHo revenue is automated as it relates to the initiation and processing of transactions. However, SoHo revenue is recorded in the general ledger through manual journal entries. Total SoHo revenue recognized for the year ended December 31, 2022 was approximately $170 million.

We identified the manual nature of how SoHo revenue is recorded as a critical audit matter. The recording of SoHo revenue is dependent upon the effective design and operation of certain management review controls. Certain errors were identified by management relating to the manual journal entries used to record SoHo revenue in the general ledger, resulting in a material weakness related to the precision of management’s review of the manual journal entries to record SoHo revenue, including the completeness and accuracy of the underlying data from system generated reports. Based on these factors, performing audit procedures to evaluate the existence and accuracy of SoHo revenue, including the completeness and accuracy of underlying data from system generated reports, was especially challenging due to increased extent of our audit effort.

The primary procedures we performed to address this critical audit matter included:

•Testing the system generated reports used to record SoHo revenue, including testing: (i) IT general controls over the billing systems, (ii) the automated application controls within those billing systems by tracing the activity for a selection of customer accounts through each billing system to the general ledger, and (iii) the custom report queries related to the billing system reports.

•Reconciling (i) certain billing system reports to SoHo revenue recorded in the general ledger, and (ii) certain billing system reports to cash receipts reports for certain geographies; and testing the completeness and accuracy of the underlying data of the cash receipts reports.

Sales tax accrual – Corporate customers

As described in Note 11 to the consolidated financial statements, the Company recorded sales tax expense of $9.4 million within general and administrative expenses for the year ended December 31, 2022. The Company did not collect and remit sales taxes for its U.S. corporate revenue (“Corporate”) customers in prior periods because the Company had not yet completed its analysis of Corporate customers subject to sales tax, which was necessary to reasonably estimate the sales tax liability on its Corporate revenue.

We identified the estimation of the Corporate sales tax accrual as a critical audit matter. The estimation of the Corporate sales tax accrual is complex as each state has specific rules and regulations regarding the taxability of products and services sold in its jurisdiction. Performing procedures to audit the reasonableness of the Corporate sales tax accrual required especially subjective auditor judgment due to the nature and extent of audit effort required, including the need to involve professionals with expertise in state and local taxes.

The primary procedures we performed to address this critical audit matter included:

•Utilizing internal state and local sales tax professionals to assess legal opinions obtained by management related to the taxability of the Company’s services in certain states and local jurisdictions with material sales.

•Testing management’s estimate of the Corporate sales tax accrual in states and local jurisdictions where the Company’s services are taxable by validating (i) the completeness and accuracy of system generated revenue reports, and (ii) the tax rates, interest and penalties applicable to each state and local jurisdiction.

/s/ BDO USA, LLP

We have served as the Company's auditor since 2014.

Los Angeles, California

March 31, 2023

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2022 and 2021
(In thousands, except share and per share data)

	2022	2021
ASSETS
Cash and cash equivalents	$94,164	$66,778
Accounts receivable, net of allowances of $4,681 and $4,743, respectively	28,029	24,829
Prepaid expenses and other current assets	14,335	4,650
Total current assets	136,528	96,257
Property and equipment, net	54,958	33,849
Operating lease right-of-use assets	7,875	7,233
Intangibles, net	49,156	43,549
Goodwill	346,585	339,209
Deferred income taxes	35,981	41,842
Other assets	2,816	873
TOTAL ASSETS	$633,899	$562,812
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$41,246	$40,206
Income taxes payable, current	2,548	5,227
Deferred revenue, current	24,579	24,370
Operating lease liabilities, current	2,793	2,421
Due to Former Parent	156	5,739
Total current liabilities	71,322	77,963
Long-term debt	793,865	792,040
Deferred revenue, noncurrent	2,319	184
Operating lease liabilities, noncurrent	13,877	14,108
Liability for uncertain tax positions	6,725	4,795
Deferred income taxes	728	6,027
Other long-term liabilities	324	360
TOTAL LIABILITIES	889,160	895,477
Commitments and contingencies (Note 11)	—	—
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,105,545 and 19,978,580 shares and total outstanding is 19,916,431 and 19,978,580 shares at December 31, 2022 and December 31, 2021, respectively	201	200
Treasury stock, at cost (189,114 and zero shares at December 31, 2022 and December 31, 2021, respectively)	(7,596)	—
Additional paid-in capital	21,650	2,878
Accumulated deficit	(250,408)	(318,886)
Accumulated other comprehensive loss	(19,108)	(16,857)
TOTAL STOCKHOLDERS’ DEFICIT	(255,261)	(332,665)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$633,899	$562,812

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2022, 2021 and 2020
(In thousands, except share and per share data)

	2022	2021	2020
Revenues	$362,422	$352,664	$331,168

Cost of revenues (1)	61,951	58,000	53,379
Gross profit	300,471	294,664	277,789
Operating expenses:
Sales and marketing (1)	64,413	53,648	47,116
Research, development and engineering (1)	10,018	7,652	7,146
General and administrative (1)	74,122	58,228	26,852
Total operating expenses	148,553	119,528	81,114
Income from operations	151,918	175,136	196,675
Interest expense	(51,423)	(14,272)	(75,788)
Interest income	—	60	—
Other (expense) income, net	(1,582)	160	31,569
Income before income taxes	98,913	161,084	152,456
Income tax expense	26,199	39,910	30,043
Income from continuing operations	72,714	121,174	122,413
(Loss) income from discontinued operations, net of income tax (1)	—	(12,173)	30,500
Net income	$72,714	$109,001	$152,913

Net income per common share from continuing operations:
Basic	$3.65	$6.07	$6.15
Diluted	$3.64	$6.04	$6.15

Net (loss) income per common share from discontinued operations:
Basic	$—	$(0.61)	$1.53
Diluted	$—	$(0.61)	$1.53

Net income per common share
Basic	$3.65	$5.46	$7.68
Diluted	$3.64	$5.44	$7.68

Weighted average shares outstanding:
Basic	19,863,286	19,904,237	19,902,924
Diluted	19,953,785	19,986,889	19,902,924

(1) Includes share-based compensation expense as follows:
Cost of revenues	$874	$72	$203
Sales and marketing	988	92	442
Research, development and engineering	746	(19)	383
General and administrative	17,447	1,711	457
(Loss) income from discontinued operations, net of income tax	—	602	4,138
Total	$20,055	$2,458	$5,623

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2022, 2021 and 2020
(In thousands)

	2022	2021	2020
Net income	$72,714	$109,001	$152,913
Other comprehensive loss:
Foreign currency translation adjustment	(2,251)	(14,397)	(11,093)
Other comprehensive loss	(2,251)	(14,397)	(11,093)
Comprehensive income	$70,463	$94,604	$141,820

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2022, 2021 and 2020
 (In thousands)

	2022	2021	2020
Cash flows from operating activities:
Net income	$72,714	$109,001	$152,913
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	15,302	51,811	79,754
Amortization of financing costs and discounts	1,889	442	1,217
Non-cash operating lease costs	1,332	4,396	5,602
Share-based compensation	20,055	2,458	5,623
Provision for doubtful accounts	1,157	7,194	10,133
Deferred income taxes	(1,653)	7,155	13,256
Loss (gain) on sale of businesses	—	21,797	(17,122)
Lease asset impairments and other charges	—	9,149	—
Changes in fair value of contingent consideration	—	642	(161)
Foreign currency remeasurement loss (gain)	—	181	(35,142)
Goodwill impairment on business	—	32,629	—
Loss on extinguishment of debt	—	—	37,969
Decrease (increase) in:
Accounts receivable	(2,908)	(2,788)	(4,909)
Prepaid expenses and other current assets	(9,489)	(12,049)	717
Other assets	(1,944)	(3,259)	731
Increase (decrease) in:
Accounts payable and accrued expenses	(940)	5,831	(13,369)
Income taxes payable	(2,797)	(230)	(1,269)
Deferred revenue	(2,203)	(1,797)	(2,401)
Operating lease liabilities	(1,677)	(5,197)	(3,345)
Liability for uncertain tax positions	1,930	(1,730)	8,438
Other long-term liabilities	(7,619)	8,039	154
Net cash provided by operating activities	83,149	233,675	238,789
Cash flows from investing activities:
Purchases of property and equipment	(30,045)	(32,998)	(32,463)
Proceeds from sale of assets	—	—	507
Acquisition of businesses, net of cash received	(12,230)	(56,838)	(50,208)
Proceeds from sale of businesses, net of cash divested	—	48,876	24,353
Purchases of intangible assets	(1,000)	(1,511)	(3,110)
Net cash used in investing activities	(43,275)	(42,471)	(60,921)
Cash flows from financing activities:
Debt issuance cost	(232)	(10,849)	—
Payment of debt	—	(593)	(650,000)
Debt extinguishment costs	—	—	(29,250)
Issuance of long-term debt	—	305,000	—
Issuance of common stock under employee stock purchase plan	1,284	519	—
Repurchase of common stock	(7,596)	—	—
Shares withheld related to net share settlement	(4,079)	—	—
Notes payable from related parties	—	—	(819)
Deferred payments for acquisitions	—	(6,267)	(6,571)
Contributions from Former Parent	—	21,238	508,938
Distribution to Former Parent - Separation	—	(290,282)	—
Distribution of non-fax cash to Former Parent	—	(266,539)	—
Other	—	—	(1,387)
Net cash used in financing activities	(10,623)	(247,773)	(179,089)
Effect of exchange rate changes on cash and cash equivalents	(1,865)	(4,842)	6,635
Net change in cash and cash equivalents	27,386	(61,411)	5,414
Cash and cash equivalents at beginning of year	66,778	128,189	122,775
Cash and cash equivalents at end of year	$94,164	$66,778	$128,189
Less cash and cash equivalents at end of year, discontinued operations	—	—	61,979
Cash and cash equivalents at end of year, continuing operations	$94,164	$66,778	$66,210
See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2022, 2021 and 2020
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total Equity
	Shares	Amount	capital	Shares	Amount	Deficit	loss	investment	(Deficit)
Balance, January 1, 2020	—	$—	$—	—	$—	$—	$(44,873)	$511,034	$466,161
Net income	—	—	—	—	—	—	—	152,913	152,913
Other comprehensive loss	—	—	—	—	—	—	(11,093)	—	(11,093)
Share-based compensation	—	—	—	—	—	—	—	5,623	5,623
Parent contribution	—	—	—	—	—	—	—	508,938	508,938
Balance, December 31, 2020	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Foreign currency translation adjustment prior to Separation	—	—	—	—	—	—	(13,555)	—	(13,555)
Net income prior to Separation	—	—	—	—	—	—	—	102,510	102,510
Share-based compensation prior to Separation	—	—	—	—	—	—	—	99	99
Parent contribution prior to Separation	—	—	—	—	—	—	—	21,238	21,238
Recapitalization of J2 Cloud Services	19,902,924	199	1,302,156	—	—	—	—	(1,302,355)	—
Transfer of 2028 Notes to Former Parent	—	—	(500,000)	—	—	—	—	—	(500,000)
Distribution to Former Parent	—	—	(290,282)	—	—	—	—	—	(290,282)
Transfer of non-fax business to Former Parent	—	—	(837,251)	—	—	—	53,506	—	(783,745)
Reclassification to accumulated deficit	—	—	325,377	—	—	(325,377)	—	—	—
Issuance of shares under ESPP	10,421	—	519	—	—	—	—	—	519
Share-based compensation after Separation	65,235	1	2,359	—	—	—	—	—	2,360
Foreign currency translation adjustment after Separation	—	—	—	—	—	—	(842)	—	(842)
Net income after Separation	—	—	—	—	—	6,491	—	—	6,491
Balance, December 31, 2021	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$—	$(332,665)
Net income	—	—	—	—	—	72,714	—	—	72,714
Other comprehensive loss	—	—	—	—	—	—	(2,251)	—	(2,251)
Vested restricted stock	166,378	2	(2)	—	—	—	—	—	—
Shares withheld related to net share settlement	(71,509)	(1)	(4,078)	—	—	—	—	—	(4,079)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	—	(7,596)
Issuance of shares under ESPP	32,096	—	1,284	—	—	—	—	—	1,284
Share-based compensation	—	—	21,568	—	—	—	—	—	21,568
Adjustments related to the Separation (Note 2)	—	—	—	—	—	(4,236)	—	—	(4,236)
Balance, December 31, 2022	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$—	$(255,261)

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2022, 2021 and 2020

1.       The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 1 million customers of all sizes, from enterprises to individuals, across approximately 50 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

Consensus Cloud Solutions, Inc. Spin-Off
On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the cloud fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of December 31, 2022 (see Note 21 - Related Party Transactions).

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

For periods prior to the Separation, the Consensus consolidated financial statements included an allocation of certain corporate expenses related to services provided to J2 Cloud Services by Ziff Davis. These expenses included the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by the Former Parent company personnel to J2 Cloud Services. The cost of these services had been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total Ziff Davis revenue for the periods presented. Management believes that these allocations were reasonable representations of the costs incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

For periods prior to the Separation, interest expense relates to interest incurred on third-party debt issued by historical J2 Cloud Services. No interest expense incurred by Ziff Davis was allocated to J2 Cloud Services as Ziff Davis’ third-party debt was not specifically related to historical operations of J2 Cloud Services.

As the Cloud Fax business was not historically held by a single legal entity, “net parent investment” in the Consolidated Statements of Stockholders’ Deficit is shown to represent Ziff Davis’ interest in the recorded net assets of historical J2 Cloud Services. Other comprehensive income or loss attributable to J2 Cloud Services is presented as a separate component of equity. In the period in which the Separation occurred, the net parent investment is recharacterized as share capital and additional-paid-in-capital to reflect the capital structure of Consensus upon the legal formation of Consensus and the contribution of the Cloud Fax business with any excess of distributions over net parent investment shown within accumulated deficit.

(c)Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, impairment or disposal of long-lived and intangible assets, fair value of assets acquired and liabilities assumed in connection with business combinations, income taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

(d)Discontinued Operations
The accounting requirements for reporting the Company’s non-fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the non-fax business as a discontinued operation for the years ended December 31, 2021 and 2020 (see Note 5 - Discontinued Operations and Disposition of Businesses).

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

Principal vs. Agent
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Financial Accounting Standards Board (“FASB”) ASC Topic No. 606, Revenue from Contracts with Customers

(“Topic 606”), for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

Sales Taxes
The Company has made an accounting policy election to exclude from the measurement of the transaction price all taxes assessed by a governmental authority that are (i) both imposed on and concurrent with a specific revenue-producing transaction and (ii) collected by the Company from a customer.

(g)Fair Value Measurements
Consensus complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities (see Note 6 - Fair Value Measurements).

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

(j)Concentration of Credit Risk
All of the Company’s cash and cash equivalents are invested at major financial institutions primarily within the United States, the United Kingdom and Canada. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. At December 31, 2022, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily in the United States, the United Kingdom and Canada, however, the Company has accounts within several other countries including Australia, France, Hong Kong, Ireland, Japan, New Zealand and Switzerland.

(k)Foreign Currency
Some of Consensus’ foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of those subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses of those subsidiaries are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive loss. Net translation loss was $2.3 million, $14.4 million and $11.1 million for the years ended December 31, 2022, 2021 and 2020, respectively. In 2022, the Company recorded a $5.5 million out of period correction that increased goodwill with an offset to the cumulative translation adjustment. It was deemed to be an out of period correction that was not material to 2022 or any prior period. Realized gains and losses from foreign currency transactions are recognized within other (expense) income, net. Foreign exchange (losses) gains amounted to $(1.6) million, $0.2 million and $31.5 million for the years ended December 31, 2022, 2021 and 2020, respectively.

(l)Property and Equipment
Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less. The Company has capitalized certain internal-use software and website development costs which are included in property and equipment. Costs to develop internal-use software incurred during the application development stage are capitalized and amortized over their estimated useful lives. Costs related to preliminary project activities and post implementation activities are expensed as incurred. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 5 years (see Note 7 - Property and Equipment).

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

•Significant underperformance relative to historical or projected future operating results;

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. There were no impairments recorded in 2022. In the year ended December 31, 2021, the Company recorded an impairment of $1.7 million in property and equipment (see Note 7 - Property and Equipment) and an impairment of $6.5 million in operating right-of-use assets (see Note 10 - Leases) in connection with the downtown Los Angeles lease. Additionally, the Company recorded an impairment of $1.0 million in operating right-of-use assets included in discontinued operations in relation to exiting a lease. There were no impairments recorded in 2020.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and the amortization expense is included in general and administrative expenses on the Consolidated Statements of Income.

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it was more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. In the fourth quarter of 2022, the Company performed the annual impairment test for goodwill for the year ended December 31, 2022 using a qualitative assessment, primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for the year ended December 31, 2022 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company concluded that there were no impairments in 2022, 2021 and 2020.

(o)Income Taxes
Historically, J2 Cloud Services was included in the federal consolidated and state combined income tax returns with the Former Parent and its other subsidiaries. For purposes of the prior year consolidated Statement of Income prior to Separation, the Company’s taxes were determined using the separate return method as if the Company had filed separate tax returns as a C-Corporation. In addition, J2 Cloud Services’ income was subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment was required in evaluating the J2 Cloud Services’ tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain.

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 13 - Income Taxes).

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

The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company benefited from the technical correction to tax depreciation related to qualified improvement property and has elected to defer the employer side social security payments where eligible. The Company remitted the deferred employer side social security payments during the year ended December 31, 2022. The Company will continue to evaluate the impact of these provisions on its financial statements.

(p)Share-Based Compensation
The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award (see Note 15 - Equity Incentive and Employee Stock Purchase Plan).

(q)Earnings Per Common Share (“EPS”)
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

(r)Research, Development and Engineering
Research, development and engineering costs are expensed as incurred.

(s)Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 18 - Segment Information).

(t)Advertising Costs
Advertising costs are expensed as incurred. Advertising costs for the years ended December 31, 2022, 2021 and 2020 was $55.4 million, $45.7 million and $47.1 million, respectively.

(u)Recent Accounting Pronouncements
In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The accommodations are available for all entities through December 31, 2022, with early adoption permitted. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extends the period of time preparers can utilize the reference rate reform relief guidance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company’s consolidated financial statements and related disclosures.

In August 2020, the FASB issued ASU No. 2020-06, Debt-Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s own Equity (Subtopic 815-40): Accounting for Convertible Instruments and Contracts in an Entity’s Own Equity. The amendments in this ASU reduce the number of accounting models for convertible debt instruments and convertible preferred stock in order to simplify the accounting for convertible instruments and reduce complexity. In addition, it amends the guidance for scope exception surrounding derivatives for contracts in an entity’s own equity. In each case, the related guidance surrounding EPS has also been amended. The amendments in this ASU are effective for the Company for the year ended December 31, 2022. This amendment may be adopted using either a modified or fully retrospective method of transition. The Company adopted ASU 2020-06 in the fourth quarter of 2022 using a modified retrospective method of transition. The adoption of this standard did not have an impact on the Company’s consolidated financial statements and related disclosures.

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

(w) Adjustments related to the Spin-off
During 2022, the Company identified certain improper classifications related to executive bonuses, other corporate charges incurred prior to the Separation that were incorrectly treated as equity contributions at the time of the Spin-off rather than liabilities, and certain intangible assets post Separation that were incorrectly included in the opening balance at the time of the Spin-off which belonged to the Former Parent. The Company recorded a reclassification of $0.6 million from equity to accrued expenses to correct the prior period classification and $0.8 million from intangible assets to equity to correct the opening balance on the balance sheet for the year ended December 31, 2022. The Company determined that the impact of these reclassifications were not material to the current or prior period financial statements.

Additionally, on September 27, 2022, the Company reached a settlement agreement with the Former Parent and agreed to pay $2.6 million during the third quarter of 2022 to close out transaction fees related to the Spin-Off. This payment to the Former Parent as part of the Spin-off and a related adjustment of $0.3 million was recorded as an adjustment to equity during year ended December 31, 2022.

3.    Revenues
The Company’s revenues substantially consist of monthly recurring subscription and usage-based fees from customers accessing the Company’s cloud-based subscription (the “Cloud Fax Services”), a significant portion of which are paid in advance by credit card. The Company defers the portions of monthly, quarterly, semi-annually and annually recurring subscription and usage-based fees collected in advance of the satisfaction of performance obligations and recognizes them in the period earned. The Cloud Fax Services allow customers to access the Company’s software without taking possession.

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Corporate	$192,195	$169,732	$148,981
Small office home office (“SoHo”)	170,199	182,390	181,784
Other	28	542	403
Total revenues	$362,422	$352,664	$331,168

Timing of revenue recognition
Point in time	$557	$—	$—
Over time	361,865	352,664	331,168
Total revenues	$362,422	$352,664	$331,168

The Company has recorded $22.9 million and $24.5 million of revenue for the years ended December 31, 2022 and 2021, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

As of December 31, 2022 and 2021, the Company acquired $4.8 million and zero, respectively, of deferred revenue in connection with the Company’s business acquisitions (see Note 4 - Business Acquisitions).

Performance Obligations
Generally, the Company’s contracts with customers include one performance obligation, however, certain contracts may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on their relative standalone selling price. The Company accounts for these arrangements as a single performance obligation as the performance obligations related to a specific arrangement are all consumed simultaneously.

The Company satisfies its performance obligations upon delivery of services to its customers. Payment terms vary by type and location of the Company’s customers and the services offered. The time between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

Significant Judgments
Determining whether products and services are considered distinct performance obligations may require significant judgment. When a cloud-based service includes both on-premises software licenses and cloud-based services, judgment is required to determine whether the software license is considered distinct and accounted for separately, or not distinct and accounted for together with the cloud-based service and recognized over time. The Cloud Fax Services and related licenses depend on a significant level of integration between the desktop applications and cloud-based services and are accounted for together as one performance obligation.

Judgment is also required to determine the standalone selling price for each distinct performance obligation when there are multiple performance obligations. In certain cases, the Company is able to establish the standalone selling price based on observable prices of products or services sold or priced separately in comparable circumstances to similar customers. The Company uses a range of amounts to estimate the standalone selling price when each of the products and services is sold separately to determine whether there is a discount to be allocated based on the relative standalone selling price of the various products and services.

Performance Obligations Satisfied Over Time
The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when faxing capabilities are provided. The Company expects to recognize revenue for Corporate contracts in a range from month-to- month up to 36 months and recognize revenue for SOHO contracts in a range from month-to-month up to one year.

The Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligation over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period and believes that the method used is a faithful depiction of the transfer of goods and services.

Practical Expedients
Existence of a Significant Financing Component in a Contract
As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for services, as other payment terms would affect the nature of the risk assumed by the Company due to the costs of the customer acquisition and the highly competitive and commoditized nature of the business Consensus operates.

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

4.Business Acquisitions
The Company uses acquisitions as a strategy to grow its customer base by increasing its presence in new and existing markets, expand and diversify its service offerings, enhance its technology and acquire skilled personnel.

Summit Healthcare Acquisition
On February 4, 2022, in a cash transaction, the Company acquired certain assets of Summit Healthcare Services, Inc. (“Summit”), a Massachusetts based provider of secure interoperability solutions within the healthcare industry.

The Consolidated Statement of Income since the date of acquisition and the Consolidated Balance Sheet as of December 31, 2022, reflect the results of operations of this 2022 acquisition. For the year ended December 31, 2022, this acquisition contributed $6.8 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is not material. Total consideration for this transaction was $12.2 million, net of cash acquired, and was subject to certain post-closing adjustments through the measurement period.

The following table summarizes the allocation of the purchase consideration, net of cash acquired, for this acquisition (in thousands):

Assets and Liabilities	Valuation
Accounts receivable	$1,248
Prepaid expenses and other current assets	30
Property and equipment	9
Operating lease right-of-use assets, non-current	413
Trademarks	800
Customer relationships	8,600
Goodwill	5,677
Other intangibles	1,000
Accounts payable and accrued expenses	(295)
Deferred revenue	(4,839)
Operating lease liabilities, non-current	(413)
Total	$12,230

The Company has finalized the accounting for the Summit acquisition. During 2022, the Company recorded a working capital adjustment of $2.1 million, which reduced the purchase price of the acquisition by the same amount. Since the date of acquisition, the Company has recorded $1.3 million in additional deferred revenue with a corresponding increase in Goodwill as a measurement period adjustment. Additionally, as a result of the early adoption of ASU 2021-08 in the second quarter of 2022, the Company recognized $0.9 million in deferred revenue with a corresponding increase in Goodwill. All adjustments are reflected in the table above.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the year ended December 31, 2022 is $5.7 million, of which $5.7 million is expected to be deductible for income tax purposes.

SRFax Acquisition
On February 18, 2020, the Company completed an asset purchase of EDC Systems, Inc. (operating under the name “SRFax”), a Canadian-based provider of fax solutions. The purchase price accounting for this acquisition was completed in 2021.

The Consolidated Statement of Income since the date of acquisition reflects the results of operations of SRFax. For the year ended December 31, 2020, SRFax contributed $7.3 million to the Company’s revenues. Net income contributed by SRFax is not separately identifiable due to the Company’s integration activities and is impracticable to provide. Total consideration was $25.0 million, net of cash acquired and assumed liabilities for SRFax.

Unaudited Pro Forma Financial Information
The following unaudited pro forma information is not necessarily indicative of the Company’s consolidated results of operations in future periods or the results that actually would have been realized had the Company and the acquired business been combined companies during the periods presented. These pro forma results exclude any savings or synergies that would have resulted from the business acquisition had it occurred on January 1, 2020 and do not take into consideration the exiting of any acquired lines of business. This unaudited pro forma supplemental information includes incremental intangible asset amortization, income tax expense, and interest income as a result of the acquisitions, net of the related tax effects.

The supplemental information on an unaudited pro forma financial basis presents the combined results of the Company and SRFax as if the acquisition had occurred on January 1, 2020 (in thousands, except per share amounts):

Year ended
December 31, 2020
(unaudited)
Revenues	$332,431
Net income from continuing operations	$122,912
EPS - Basic (1)	$6.18
EPS - Diluted (1)	$6.18
(1) Basic and Diluted EPS are calculated based on net income from continuing operations attributable to common shareholders.

Business Acquisitions Classified in Discontinued Operations
SEOmoz Acquisition
During the year ended December 31, 2021, the Company completed a share purchase of SEOmoz, acquired on June 4, 2021, a Seattle-based provider of search engine optimization (“SEO”) solutions. As part of the Separation, the Company transferred all of the assets and liabilities acquired to the Former Parent.

The Consolidated Statement of Income for the year ended December 31, 2021 reflects the results of operations of SEOmoz, which contributed $14.4 million to revenue within discontinued operations. Total consideration for SEOmoz was $66.5 million, net of cash acquired and assumed liabilities.

2020 Acquisitions
On November 2, 2020, the Company completed a share purchase of the entire issued capital of Inspired eLearning, LLC, a Texas-based platform for cybersecurity awareness and compliance training, as well as the purchase of two other immaterial businesses. As part of the Separation, the Company transferred the Inspired eLearning assets and the two immaterial businesses acquired to the Former Parent.

The Consolidated Statement of Income, since the date of acquisition, reflects the results of operations of Inspired eLearning. For the year ended December 31, 2020, Inspired eLearning contributed $1.6 million to revenue within discontinued operations. Total consideration for Inspired eLearning was $20.5 million, net of cash acquired and assumed liabilities.

The two other immaterial businesses acquired during the year ended December 31, 2020 are also included in discontinued operations.

5.Discontinued Operations and Disposition of Businesses
On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due 2028 and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. The transfer to the Former Parent of the non-fax business met the accounting requirements to be presented as a discontinued operation once the Separation was completed as the disposition of the non-fax business constitutes a strategic shift that had a major effect on the Company’s operations relative to the historical operations of J2 Cloud Services.

Accordingly, the consolidated financial statements reflect the results of the non-fax business as a discontinued operation for all periods presented. The Consolidated Statements of Income report discontinued operations separate from continuing operations. The Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows (including Note 19 - Supplemental Cash Flows Information) and Consolidated Statements of Stockholders’ Deficit combine continuing and discontinued operations. The Consolidated Statements of Income, Consolidated Statements of Comprehensive Income, Consolidated Statements of Cash Flows and Consolidated Statements of Stockholders’ Deficit includes the non-fax business activity through October 7, 2021.

The key components of (loss) income from discontinued operations that were included in the Company’s Consolidated Statement of Income are as follows (in thousands):

	Year ended December 31
	2021	2020
Revenues	$271,571	$347,293
Cost of revenues	74,294	100,871
Gross profit	197,277	246,422
Operating expenses:
Sales and marketing	72,425	72,080
Research, development and engineering	16,756	15,681
General and administrative	84,213	118,608
Goodwill impairment on business	32,629	—
Total operating expenses	206,023	206,369
(Loss) income from discontinued operations	(8,746)	40,053
Interest expense	(235)	(939)
Interest income	693	963
(Loss) gain on sale of businesses	(21,797)	17,122
Other income (expense)	1,752	(1,606)
(Loss) income from discontinued operations before income taxes	(28,333)	55,593
Income tax (benefit) expense	(16,160)	25,093
(Loss) income from discontinued operations, net of income taxes	$(12,173)	$30,500

The key components of cash flows from discontinued operations are as follows (in thousands):

	Year ended December 31
	2021	2020
Depreciation and amortization	$39,727	$67,995
Capital expenditure	14,322	19,633
Share-based compensation expense	602	4,138
Non-cash operating lease costs	2,814	4,364
Deferred taxes	554	7,723
Foreign currency remeasurement gain	(9)	3,574
Lease asset impairments and other charges	990	—
Loss (gain) on sale of businesses	21,797	(17,122)
Goodwill impairment on business	32,629	—
Prior to the Separation, the Company completed the following dispositions that did not meet the criteria for discontinued operations by themselves but were subsequently classified as discontinued operations as they are part of the non-fax business transferred back to the Former Parent.

Voice Asset Sales (Non-Consensus)
During the first quarter of 2021, the Company committed to a plan to sell certain Voice assets in the United Kingdom as they were determined to be non-core assets. On February 9, 2021, in a cash transaction, the Company sold the Voice assets. For the year ended December 31, 2021, the total gain recognized on the sale was $2.8 million, which was recorded in discontinued operations on the Consolidated Statement of Income.

During the second quarter of 2020, the Company committed to a plan to sell certain Voice assets in Australia and New Zealand as they were determined to be non-core assets. On August 31, 2020, in a cash transaction, the Company sold the Voice assets. For the year ended December 31, 2020, the total gain recognized on the sale was $17.1 million, which was recorded in discontinued operations on the Consolidated Statement of Income.

B2B Back-up (Non-Consensus)
During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. During the second quarter of 2021, the Company received an offer to purchase the business. Management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million which was recorded in the second quarter of 2021, and is included within discontinued operations on the Consolidated Statement of Income. On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. For the year ended December 31, 2021, the total loss recognized on the sale was $24.6 million, which is included within discontinued operations on the Consolidated Statement of Income.

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

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 9 - Long-Term Debt).

During the year ended December 31, 2021, the Company recorded an increase in the fair value of the contingent consideration of $0.7 million using Level 3 inputs and reported such increase in general and administrative expenses. The contingent consideration was fully paid during 2021.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets and fixed assets, are reported at carrying value, or at fair value as of the date of the Company’s acquisition of Summit on February 4, 2022, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

During the year ended December 31, 2021, the Company recorded total non-cash impairment charges of $7.5 million related to its operating lease right-of-use assets, based on their fair value determined using Level 3 inputs (see Note 10 - Leases).

7.Property and Equipment
Property and equipment, stated at cost, at December 31, 2022 and 2021 consisted of the following (in thousands):

	2022	2021
Computers, equipment and software	$54,372	$36,319
Furniture and equipment	828	846
Leasehold improvements	1,717	1,718
Internal software in development	28,442	15,092
	85,359	53,975
Less: Accumulated depreciation and amortization	(30,401)	(20,126)
Total property and equipment, net	$54,958	$33,849

Prior year balances of certain property and equipment categories have been reclassified to conform to the current year's presentation.

Depreciation and amortization expense was $10.6 million, $7.3 million and $7.1 million for the years ended December 31, 2022, 2021 and 2020, respectively.

During the fourth quarter of 2021, the Company recorded a non-cash impairment charge of $1.7 million for property and equipment related to the impairment of the Downtown Los Angeles lease (see Note 10 - Leases for further details). No impairment was recorded in 2022 or 2020.

8.Goodwill and Intangible Assets
Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions are not accurate, the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from 1 year to 20 years.

The changes in carrying amounts of goodwill attributable to continuing operations for the years ended December 31, 2022 and 2021 are as follows (in thousands):

Amount
Balance as of January 1, 2021	$342,430
Foreign exchange translation	(3,221)
Balance as of December 31, 2021	$339,209
Goodwill acquired (Note 4)	5,677
Foreign exchange translation (1)	1,699
Balance as of December 31, 2022	$346,585
(1) In 2022, the Company recorded a $5.5 million out of period correction that increased goodwill with an offset to the cumulative translation adjustment. It was deemed to be an out of period correction that was not material to 2022 or any prior period.

There has not previously been an impairment charge of goodwill related to continuing operations.

Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of December 31, 2022 and 2021 as follows (in thousands):

	2022	2021
Trade names	$27,337	$27,388
Other	4,045	3,683
Total	$31,382	$31,071

Intangible Assets Subject to Amortization:
In addition to the intangible assets related to Summit (refer to Note 4 - Business Acquisitions) the Company acquired technology for jSign, a corporate solution that provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API during the year ended December 31, 2022. The purchase price was $1.0 million and the asset is included in Intangibles, net on the Consolidated Balance Sheets and other purchased intangibles in the table below.

As of December 31, 2022, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.5 years	$8,151	$7,605	$546
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	3.1 years	107,175	92,573	14,602
Other purchased intangibles	2.0 years	11,937	9,311	2,626
Total		$181,604	$163,830	$17,774
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, despite the overall life of the asset.

As of December 31, 2021, intangible assets subject to amortization are summarized as follows (in thousands):

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

Expected amortization expenses for intangible assets subject to amortization at December 31, 2022 are as follows (in thousands):

Fiscal Year:	Amount
2023	$4,220
2024	3,496
2025	2,645
2026	2,206
2027	1,410
Thereafter	3,797
Total expected amortization expense	$17,774

Amortization expense was $4.7 million, $4.8 million and $4.7 million for the years ended December 31, 2022, 2021 and 2020, respectively.

9.Long-Term Debt
Long-term debt as of December 31, 2022 and 2021 consists of the following (in thousands):

	2022	2021
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(11,135)	(12,960)
Total long-term debt	$793,865	$792,040

At December 31, 2022, future principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2023	$—
2024	—
2025	—
2026	305,000
2027	—
Thereafter	500,000
$805,000

Interest expense was $51.4 million, $14.3 million, and $75.8 million for the years ended December 31, 2022, 2021 and 2020, respectively. Interest expense for the year ended December 31, 2022 includes $0.8 million related to sales tax (refer to Note 11 - Commitments and Contingencies). The $75.8 million interest expense for the year ended December 31, 2020 includes a loss on debt extinguishment of $38.0 million related to the redemption of all of its outstanding $650.0 million 6.0% Senior Notes in 2020.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2022 and 2021. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices, plus accrued and unpaid interest, if any, to, but excluding the redemption date. Before October 15, 2023, and following certain equity offerings, the Company also may redeem up to 40% of the 2026 Senior Notes at a price equal to 106.0% of the principal amount, plus accrued and unpaid interest, if any, to, but excluding the redemption date. The Company may make such redemption only if, after such redemption, at least 50% of the aggregate principal amount of the 2026 Senior Notes remains outstanding. In addition, at any time prior to October 15, 2023, the Company may redeem some or all of the 2026 Senior Notes at a price equal to 100% of the principal amount, plus accrued and unpaid interest, if any, to the redemption date, plus an applicable “make-whole” premium.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2022.
As of December 31, 2022 and 2021, the estimated fair value of the 2026 Senior Notes was approximately $282.8 million and $316.1 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2026 Senior Notes as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Principal amount of 2026 Senior Notes	$305,000	$305,000
Less: Debt issuance costs	(3,748)	(4,582)
Net carrying amount of 2026 Senior Notes	$301,252	$300,418

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 21 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2022 and 2021. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

The 2028 Senior Notes mature on October 15, 2028, and are senior unsecured obligations of the Company that are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries (collectively, the “Guarantors”). If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2028 Senior Notes were issued (the “2028 Indenture”)), after the issue date, or any Insignificant

Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2028 Senior Notes.

The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, to, but excluding the redemption date.

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2022.
As of December 31, 2022 and 2021, the estimated fair value of the 2028 Senior Notes was approximately $459.4 million and $521.2 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2028 Senior Notes as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Principal amount of 2028 Senior Notes	$500,000	$500,000
Less: Debt issuance costs	(7,387)	(8,378)
Net carrying amount of 2028 Senior Notes	$492,613	$491,622

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

On October 7, 2020, the Company redeemed all of its outstanding $650.0 million 2025 Senior Notes for $694.6 million, including an early redemption premium of $29.2 million and accrued and unpaid interest of $15.4 million. The Company recorded a loss on extinguishment of $38.0 million, which is recorded in interest expense, net in the Consolidated Statements of Income.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2022, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi)

transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of December 31, 2022.

10.Leases
Consensus leases certain facilities and equipment under non-cancelable operating and finance leases which expire at various dates through 2031. Office and equipment leases are typically for terms of three to ten years and generally provide renewal options for terms up to an additional five years. The Company determines if an arrangement is a lease at inception. Short-term leases are defined as leases that have a term of 12 months or less and do not include an option to purchase the underlying asset or include an option to purchase the underlying asset that the Company is not reasonably certain to exercise.

The Company accounts for short-term leases by recognizing the lease payments in general and administrative expenses in the Consolidated Statements of Income. Short-term lease expense is recognized on a straight-line basis over the term of the lease and associated variable lease payments are recognized in the period in which the obligation for the payments is incurred.

Operating lease assets represent the right to use an underlying asset for the lease term, and operating lease liabilities represent the obligation to make lease payments arising from the lease. These assets and liabilities are recognized based on the present value of future payments over the lease term at the commencement date. The Company uses a collateralized incremental borrowing rate based on the information available at the commencement date to determine the present value of future payments. Operating leases typically require payment of certain non-lease costs, such as real estate taxes, common area maintenance and insurance. These components comprise the majority of the Company’s variable lease costs and are excluded from the present value of lease liabilities unless an event occurs that results in the payments becoming fixed for the remaining term. The remaining lease and non-lease components are accounted for together as a single lease component for all underlying classes of assets. Operating lease assets are adjusted for lease incentives, initial direct costs, impairments and exit or disposal costs.

The Company accounts for operating leases greater than one year by recognizing the lease payments in general and administrative expenses in the Consolidated Statements of Income. Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Amortization on finance lease right-of-use assets are included in general and administrative expenses in the Consolidated Statements of Income. Interest on finance lease right-of-use assets, if any, is included in interest expense in the Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recorded total non-cash impairment charges of $7.5 million related to its operating lease right-of-use assets during the year ended December 31, 2021. The $7.5 million in impairment charge during 2021 consists of $6.5 million recognized in continuing operations and $1.0 million recognized in discontinued operations. For the impairment charge recognized in continuing operations, the Company decided to exit and seek subleases for certain leased facilities primarily due to a “partial remote” work model for a significant number of employees. The Company recorded a non-cash impairment charge of $6.5 million related to operating lease right-of-use assets for the affected facility. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities, taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate, which represent Level 3 unobservable inputs. The carrying value of the asset was remeasured to exclude a five year optional lease term that was originally included in the initial assessment. The impairment is presented in general and administrative expenses on the Consolidated Statements of Income. No impairment was recorded in 2022 or 2020.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income, were as follows for the years ended December 31, 2022, 2021 and 2020 (in thousands):

	Years ended December 31,
	2022	2021	2020
Operating lease cost	$2,121	$2,675	$3,002
Short-term lease cost	1,656	875	186
Finance lease cost
Amortization of right-of-use assets	1,182	834	160
Total lease cost	$4,959	$4,384	$3,348

Supplemental balance sheet information related to leases as of December 31, 2022 and 2021 was as follows (in thousands):

Lease-Related Assets and Liabilities	December 31, 2022	December 31, 2021
Operating lease right-of-use assets	$7,875	$7,233
Finance lease right-of-use assets (1)	1,427	2,648
Total right-of-use assets	$9,302	$9,881

Operating lease liabilities, current	$2,793	$2,421
Operating lease liabilities, noncurrent	13,877	14,108
Total operating lease liabilities	$16,670	$16,529
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Years ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,784	$2,501	$1,344
Operating cash flows from finance leases	$—	$2,719	$959
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,316	$259	$356
Finance leases	$—	$2,719	$959
Other supplemental operating lease information consists of the following:

	December 31, 2022	December 31, 2021
Operating leases:
Weighted average remaining lease term	7.6 years	8.8 years
Weighted average discount rate	4.6%	4.8%

Maturities of lease liabilities as of December 31, 2022 were as follows (in thousands):

Total
Fiscal Year:
2023	$2,939
2024	2,842
2025	2,389
2026	2,461
2027	2,534
Thereafter	8,167
Total lease payments	$21,332
Less: Imputed interest	(4,662)
Present value of operating lease liabilities	$16,670

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

Facility Lease
On October 28, 2021, Ziff Davis (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regards to the lease that was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”). The lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the lease by the Assignor to Assignee.

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

Non-Income Related Taxes
The Company historically did not collect sales tax in states where it was not able to quantify the appropriate sales tax to be collected. For the periods 2017 through 2021, the Company believed it was probable that a sales tax liability existed for its corporate accounts; however, the sales tax liability for its corporate customers was not estimable until the third quarter of 2022.

Prior to the third quarter of 2022, the Company was unable to determine which of these customers were either exempt organizations or resellers and were thus exempt from sales tax.

In the third quarter of 2022, the Company completed an analysis of the pool of corporate customers subject to sales tax in order to estimate the range of sales tax liability on its corporate revenues. As a result, the Company recorded an accrual of $8.0 million during the quarter ended September 30, 2022 within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets, as the exposure became both probable and estimable. Additionally, the Company started sales tax collection and remittance on corporate sales in applicable states in August 2022.

In the year ended December 31, 2021, the Company determined that a sales tax liability was probable and it developed a methodology to estimate the sales tax liability for the SoHo revenue stream during the affected periods from 2017 through 2021. The Company has taken the same approach in estimating the SoHo liability for the year ended December 31, 2022.

Accordingly, the Company has recorded a sales tax expense within general and administrative expenses in the Consolidated Statements of Income of $9.4 million for both SoHo and Corporate sales for the year ended December 31, 2022, and $8.6 million the year ended December 31, 2021 for SoHo sales only.

The Company has initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process is expected to be completed within 6-12 months. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under ASC 450, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on our business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. As such, the Company has a $13.1 million and $8.6 million sales tax liability within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2022 and 2021, respectively.

In conjunction with the state voluntary disclosure agreement process the Company is remitting sales tax for SoHo and corporate sales for current and prior periods.

12.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Prepaid insurance	$1,004	$1,191
Prepaid income taxes	8,033	—
Other prepaid expenses	4,884	3,233
Other current assets	414	226
Total	$14,335	$4,650

Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2022 and 2021 (in thousands):

	2022	2021
Accounts payable	$6,288	$4,905
Accrued sales and other taxes	13,865	8,721
Accrued interest	10,717	12,559
Accrued compensation	2,755	4,401
Accrued advertising expenses	3,545	3,001
Other accrued expenses	4,076	6,619
Total	$41,246	$40,206

13.Income Taxes
Income from continuing operations before income taxes for the years ended December 31, 2022, 2021 and 2020 was as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Domestic	$7,772	$80,655	$49,673
Foreign	91,141	80,429	102,783
Income before income taxes	$98,913	$161,084	$152,456

Income tax expense (benefit) related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2022	2021	2020
Current:
Federal	$13,327	$22,368	$5,831
State	1,941	1,445	923
Foreign	12,669	9,496	17,756
Total current	27,937	33,309	24,510

Deferred:
Federal	(5,851)	(4,902)	(151)
State	(1,359)	3,575	762
Foreign	5,472	7,928	4,922
Total deferred	(1,738)	6,601	5,533
Income tax expense	$26,199	$39,910	$30,043

A reconciliation of the statutory federal income tax rate with Consensus’ effective income tax rate is as follows:

	Years Ended December 31,
	2022	2021	2020
Statutory tax rate	21%	21%	21%
State income taxes, net	1.2	2.9	0.9
Foreign rate differential	(1.8)	(0.1)	(2.8)
Foreign income inclusion	6.3	4.9	4.3
Foreign tax credit	(3.6)	(4.0)	(3.5)
Reserve for uncertain tax positions	2.1	0.5	0.1
Impact on deferred taxes of enacted tax law and rate changes	0.1	—	—
Tax credits and incentives	(2.4)	(0.1)	(0.1)
Executive compensation	3.1	0.2	—
Return to provision adjustments	0.8	—	1.3
Other	(0.3)	(0.5)	(1.4)
Effective tax rates	26.5%	24.8%	19.8%

The effective tax rate for the year ended December 31, 2022 differs from the federal statutory rate primarily due to the Global Intangible Low-Taxes Income inclusion, impact of jurisdictional mix of earnings, an increase in the net reserve for uncertain tax positions during 2022, various tax credits and certain expenses not deductible for tax purposes, such as, non-deductible executive compensation.

The effective tax rate for the year ended December 31, 2021 differs from the federal statutory rate primarily due to impacts of the Global Intangible Low-Taxed Income inclusion, an increase in the reserve for uncertain tax positions during 2021 and various tax credits.

The effective tax rate for the year ended December 31, 2020 differs from the federal statutory rate primarily due to the Global Intangible Low-Taxes income inclusion, impact of jurisdictional mix of earnings and various tax credits.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	Years Ended December 31,
	2022	2021
Deferred tax assets:
Net operating loss carryforwards	$44	$48
Tax credit carryforwards	503	173
Accrued expenses	3,586	2,669
Allowance for bad debt	1,414	860
Share-based compensation expense	611	245
Basis difference in intangibles	20,056	30,887
Basis difference in developed software	1,089	—
Deferred revenue	425	—
Operating lease	4,269	4,196
State taxes	187	135
Section 163(j) interest limitation	5,521	1,144
Other	974	1,530
	$38,679	$41,887
Less: valuation allowance	(45)	(45)
Total deferred tax assets	$38,634	$41,842

Deferred tax liabilities:
Basis difference in property and equipment	$(487)	$(3,304)
ROU asset	(1,987)	(1,773)
Prepaid insurance	(907)	(312)
Other	—	(638)
Total deferred tax liabilities	$(3,381)	$(6,027)
Net deferred tax assets	$35,253	$35,815

The Company had approximately $35.3 million and $35.8 million in net deferred tax assets as of December 31, 2022 and 2021, respectively, related primarily to basis differences in tangible and intangible assets. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As of December 31, 2022 and 2021, the Company has a minimal amount of valuation allowance against its deferred tax assets of foreign net operating losses.

As of December 31, 2022 and 2021, the Company has interest expense limitation carryovers of $23.4 million and $4.9 million, respectively, which carries forward indefinitely.

As of December 31, 2022 and 2021, the Company had $0.5 million and $0.2 million foreign tax credit carryforward, respectively. If unused, these credits expire between 2031 and 2032.

In addition, as of December 31, 2022 and 2021, the Company had state research and development tax credits of $1.0 million and $0.1 million, respectively, which can be carried forward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of tax credit carry-forwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that no significant limitation would be placed on the utilization of its tax credit carry-forwards due to ownership changes.

The Company has not provided deferred taxes on approximately $330.9 million of undistributed earnings from foreign subsidiaries as of December 31, 2022. The Company has not provided any additional deferred taxes with respect to items such as foreign withholding taxes, state income tax or foreign exchange gain or loss that would be due when cash is actually repatriated to the U.S. because those foreign earnings are considered permanently reinvested in the business or may be remitted substantially free of any additional taxes. Because of the various avenues in which to repatriate the earnings, it is not practicable to determine the amount of the unrecognized deferred tax liability related to the undistributed earnings if eventually remitted.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company’s prepaid tax payments were $8.0 million and zero at December 31, 2022 and 2021, respectively.

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

As of December 31, 2022, the total amount of unrecognized tax benefits, excluding interest and penalties, was $5.7 million, of which $5.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2021, the total amount of unrecognized tax benefits, excluding interest and penalties, was $3.7 million, of which $3.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2020, the total amount of unrecognized tax benefits, excluding interest and penalties, was $3.1 million, of which $3.1 million, if recognized would affect the Company’s effective tax rate.

The aggregated changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2022, 2021 and 2020, is as follows (in thousands):

	Years Ended December 31,
	2022	2021	2020
Beginning balance	$3,735	$3,050	$3,015
Decreases related to tax positions taken during a prior year	(863)	—	—
Increases related to tax positions taken in the current year	2,870	685	35
Decreases related to expiration of statute of limitations	—	—	—
Ending balance	$5,742	$3,735	$3,050

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2022, 2021 and 2020, the total amount of interest and penalties accrued was $1.0 million, $1.0 million and $0.9 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2022, 2021 and 2020 of $0.1 million, $0.2 million and $0.2 million, respectively.

Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations.
The Company files tax returns in the U.S., Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of December 31, 2022, the Company is not under audit in any jurisdiction that it operates within. The Company has recently filed its first set of post-spin tax returns including some international subsidiaries who have previously filed in their local jurisdictions. In respect to these international subsidiaries, tax returns filed for the years from 2016 onwards are still open to examination by tax authorities.

14.Stockholders’ Equity
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

The Separation was achieved when Ziff Davis’ distributed 80.1% of the shares of Consensus common stock to holders of Ziff Davis common stock as of the close of business on October 1, 2021, the record date for the distribution. Ziff Davis’ stockholders of record received one share of Consensus common stock for every three shares of Ziff Davis’ common stock held. Ziff Davis retained a 19.9% investment in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of December 31, 2022 (see Note 21 - Related Party Transactions).

Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 9 - Long-Term Debt).

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the years ended December 31, 2022 and 2021, the Company repurchased 189,114 and zero shares, respectively, under this program. Cumulatively as of December 31, 2022, 189,114 shares have been repurchased at an aggregate cost of $7.6 million.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated similarly as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2022 and 2021 the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 71,509 and zero shares, respectively.

Refer to Note 15 - Equity Incentive and Employee Stock Purchase Plan, for shares of common stock issued in relation to the Company’s equity incentive plan.

15.Equity Incentive and Employee Stock Purchase Plan
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

Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company issued 884 and 59,175 shares of restricted stock during the years ended December 31, 2022 and 2021, respectively. All of the restricted stock issued in 2021 were exchanged in the Separation. The Company granted 216,959 and 510,128 restricted stock units, which includes 91,203 shares exchanged in the Separation in 2021, during the years ended December 31, 2022 and 2021, respectively.

Restricted Stock and Restricted Stock Units with Market Conditions
The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method unless the market condition has been met and the requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the year ended December 31, 2021, the Company issued 6,060 shares of market-based restricted stock, all of which were exchanged in the Separation. The Company granted 503,144 market-based restricted stock units, which includes 34,638 shares exchanged in the Separation, during the year ended December 31, 2021. During the year ended December 31, 2022, the Company granted 42,586 shares of market-based restricted stock units. The per share weighted-average grant-date fair values of the market-based awards granted during the years ended December 31, 2022 and 2021 was $55.47 and $46.07, respectively, as determined by the Monte Carlo valuation. Notwithstanding the valuation, for the underlying stock price assumption, all market-based stock awards utilize the market value at the close of business on the date the grant is awarded.

The Monte Carlo valuation model used to estimate the fair value of the market-based awards granted utilized the following weighted-average assumptions:

	December 31, 2022	December 31, 2021
Underlying stock price at valuation date	$59.66	$57.06
Expected volatility	43.8%	35.1%
Risk-free interest rate	3.6%	1.3%
Contractual term	8 years	6.1 years

Restricted stock activity for the years ended December 31, 2022 and 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value (1)
Nonvested at January 1, 2021	—	$—
Exchanged in Separation	65,235	38.46
Granted	—	—
Vested	—	—
Canceled	—	—
Nonvested at December 31, 2021	65,235	$38.46
Granted	884	37.67
Vested	(30,703)	38.50
Canceled	—	—
Nonvested at December 31, 2022	35,416	$38.42
(1) The Company revised the grant date fair value of certain awards which were inaccurately disclosed related to the prior period. The Company determined that the update of this disclosure did not have a material impact to the current or prior period financial statements.

As of December 31, 2022, the Company had unrecognized share-based compensation cost related to its restricted stock awards of $0.5 million, which is expected to be recognized over a weighted-average period of 1.0 years.

Restricted stock unit activity for the years ended December 31, 2022 and 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value (1)	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	—	$—
Exchanged in Separation	125,841	47.15
Granted	887,431	51.22
Vested	—	—
Canceled	(175)	57.15
Outstanding at December 31, 2021	1,013,097	$50.71
Granted	259,545	57.61
Vested	(165,494)	54.72
Canceled	(24,697)	56.20
Outstanding at December 31, 2022	1,082,451	$51.63	3.9	$58,192,566
Vested and expected to vest at December 31, 2022	710,764	$52.68	3.3	$38,210,673
(1) The Company revised the grant date fair value of certain awards which were inaccurately disclosed related to the prior period. The Company determined that the update of this disclosure did not have a material impact to the current or prior period financial statements.

As of December 31, 2022, the Company had unrecognized share-based compensation cost related to its restricted stock units of $39.8 million, which is expected to be recognized over a weighted-average period of 4.6 years.

The Company recognized $1.3 million and $0.2 million, respectively, of tax benefits related to the share-based compensation costs for the years ending December 31, 2022 and 2021 related to the 2021 Plan.

(b) Employee Stock Purchase Plan (“ESPP”)
In October of 2021, Consensus established the Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (the “Purchase Plan”), which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock at certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company (a “Share”) on the first or last day of the offering period, with each offering period being six months.

The plan includes a provision which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and therefore, the Company is required to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 6.73% and 10.34% as of December 31, 2022 and 2021, respectively.

During 2022 and 2021, 32,096 and 10,421 Consensus shares were purchased under the Purchase Plan for a weighted average purchase price of $40.39 and $49.67 per share, respectively. Cash received upon issuance of the Company’s common stock under the Purchase plan was $1.3 million and $0.5 million for the years ended December 31, 2022 and 2021, respectively. As of December 31, 2022, there are 957,483 shares available under the Purchase Plan for future issuance.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	December 31, 2022	December 31, 2021
Risk-free interest rate	4.54%	0.05%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	48.19%	17.89%
Weighted average volatility	48.19%	17.89%

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

At December 31, 2021 and 2020, options to purchase were zero and 250 shares, respectively, of common stock that were exercisable under and outside of the 2015 Plan, at weighted average exercise prices of zero and $29.53, respectively. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants are approved by “outside directors” within the meaning of Internal Revenue Code Section
162(m).

Stock Options
The stock option activity attributable to Consensus employees for the years ended December, 2021 and 2020 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Intrinsic Value
Options outstanding at January 1, 2020	8,710	$29.53
Granted	—	—
Exercised	(250)	$29.53
Canceled	—	—
Options outstanding at December 31, 2020	8,460	$29.53
Granted	—
Exercised	(250)	29.53
Canceled	—
Adjustment due to Separation	(8,210)
Options outstanding at December 31, 2021	—	$—	0.0	$—
Exercisable at December 31, 2021	—	$—	0.0	$—
Vested and expected to vest at December 31, 2021	—	$—	0.0	$—

For the years ended December 31, 2021 and 2020, the Former Parent granted no options to Consensus employees, respectively, to purchase shares of common stock pursuant to the 2015 Plan. Stock options granted under the 2015 plan vested 20% per year and expired 10 years from the date of grant.

The total intrinsic values of options exercised attributable to Consensus employees during the years ended December 31, 2021 and 2020 was zero. The total fair value of options vested during the period prior the Separation attributable to Consensus employees was zero for the years ended December 31, 2021 and 2020.

Cash received by the Former Parent from options exercised under all share-based payment arrangements for the years ended December 31, 2021 and 2020 was zero. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements was zero for the years ended December 31, 2021 and 2020.

As of December 31, 2021, there was no unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan.

Fair Value Disclosure
The Former Parent used the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility was based on historical volatility of the Former Parent’s common stock. The Former Parent estimated the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Former Parent used an annualized dividend yield based upon the per share dividends declared by the Former Parent’s Board of Directors. Estimated forfeiture rates were 12.4% and 13.0% as of December 31, 2021 and 2020, respectively.

Restricted Stock and Restricted Stock Units
The Former Parent has awarded restricted stock and restricted stock units to the Former Parent’s Board of Directors and senior staff pursuant to the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Former Parent’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Former Parent granted 2,207 and 2,961 shares of restricted stock and restricted units the years ended December 31, 2021 and 2020, respectively.

Restricted Stock Awards with Market Conditions
The Former Parent awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards had vesting conditions that were based on specified stock price targets of the Former Parent’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Former Parent achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related awards with a market condition were recognized over the requisite service period using the graded-vesting method, regardless of whether the market condition was satisfied, provided that the requisite service period had been completed. During the nine months ended September 30, 2021 and the year ended December 31, 2020, the Former Parent awarded 73,094 and 82,112 market-based restricted stock awards, respectively. The per share weighted average grant-date fair values of the market-based restricted stock awards granted during the years ended December 31, 2021, 2020 were $113.27 and $91.17, respectively.

The Monte Carlo valuation model used by the Former Parent to estimate the fair value of market-based restricted stock awards granted utilized the following weighted-average assumptions:

	December 31,	December 31,
	2021	2020
Underlying stock price at valuation	$113.27	$91.17
Expected volatility	30.3%	27.0%
Risk-free interest rate	1.3%	0.7%
Contractual term	8 years	8 years

The restricted stock award activity for the years ended December 31, 2021 and 2020 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2020	37,674	$75.03
Granted	—	—
Vested	(7,785)	76.43
Canceled	(3,020)	77.37
Nonvested at December 31, 2020	26,869	$57.21
Granted	—	—
Vested	(6,189)	74.52
Canceled	(6,850)	83.14
Adjustment due to Separation	(13,830)	53.72
Nonvested at December 31, 2021	—	$—
The restricted stock unit activity attributable to Consensus employees for the years ended December 31, 2021 and 2020 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2020	10,357
Granted	5,431
Vested	(1,734)
Canceled	(360)
Outstanding at December 31, 2020	13,694
Granted	4,416
Vested	(2,470)
Canceled	(8,856)
Adjustment due to Separation	(6,784)
Outstanding at December 31, 2021	—	0.0	$—
Vested and expected to vest at December 31, 2021	—	0.0	$—

The total fair value of restricted stock and restricted stock units vested during the years ended December 31, 2021 and 2020 was $1.3 million and $0.7 million, respectively. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled zero, respectively, for the years ended December 31, 2021 and 2020.

(b) Employee Stock Purchase Plan (“ESPP”)
In May of 2001, the Former Parent established the J2 Global, Inc. 2001 Employee Stock Purchase Plan, as amended (the “Purchase Plan”), which provided for the issuance of a maximum of 2,000,000 shares of common stock. Under the Purchase Plan, eligible employees could have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Ziff Davis’ common stock at certain plan-defined dates. The price of the common stock purchased under the Purchase Plan for the offering periods is equal to 95% of the fair market value of the common stock at the end of the offering period.

On February 2, 2018, the Former Parent approved an amendment to the Former Parent’s Amended and Restated 2001 Employee Stock Purchase Plan, to be effective May 1, 2018, such that (i) the purchase price for each offering period shall be 85% of the lesser of the fair market value of a share of common stock of the Parent (a “Share”) on the beginning or the end of the offering period, and (ii) each offering period will be six months.

The Former Parent performed an analysis of the Amendment terms and determined that a plan provision exists which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Former Parent’s Purchase Plan to be compensatory and the Former Parent to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period. The Former Parent used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the ESPP. The expected volatility was based on historical volatility of the Former Parent’s common stock. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Former Parent used an annualized dividend yield based upon the per share dividends declared by the Former Parent’s Board of Directors. Estimated forfeiture rates were 11.15% and 11.15% as of December 31, 2021 and 2020, respectively.

During the years ended December 31, 2021 and 2020, 503 and 1,413 shares were purchased under the Purchase Plan, respectively. Shares purchased under the Purchase Plan were priced at $72.92 per share during 2021. As of December 31, 2021, zero shares were available under the Purchase Plan for future issuance.

16.    Defined Contribution 401(k) Savings Plan
Consensus has a 401(k) Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Eligible U.S. employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2022, 2021 and 2020, the Company made contributions of $0.8 million, $0.2 million and $0.2 million, respectively, to this 401(k) Savings Plan.

17.Earnings Per Share
The components of basic and diluted earnings per share for the years ended December 31, 2022, 2021 and 2020 are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2022	2021 (1)	2020
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$72,714	$121,174	$122,413
Net income available to participating securities (2)	(143)	(359)	—
Net income available to common shareholders from continuing operations	$72,571	$120,815	$122,413
Denominator:
Weighted-average outstanding shares of common stock	19,863,286	19,904,237	19,902,924
Dilutive effect of:
Equity incentive plans	75,351	71,000	—
Employee stock purchase plan	15,148	11,652	—
Common stock and common stock equivalents	19,953,785	19,986,889	19,902,924
Net income per share from continuing operations:
Basic	$3.65	$6.07	$6.15
Diluted	$3.64	$6.04	$6.15
(1) On October 7, 2021, the separation of Consensus into an independent publicly traded company was completed. The Former Parent distributed 19,902,924 shares of Consensus common stock to holders of J2 Global common stock as of the close of business on October 1, 2021, the record date for the distribution. This share amount was utilized for the computation of basic and diluted earnings per share for the year ended December 31, 2020 because the number of shares issued simply reflect a recharacterization of the capital account previously held by the former parent (see Note 1 - The Company).
(2) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2022 and 2021, 509,280 and 191,076 anti-dilutive shares were excluded from earnings per share calculation, respectively.

18.Segment Information
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Years ended December 31,
	2022	2021	2020
Revenues:
United States	$286,044	$274,814	$256,853
Canada	49,392	45,157	40,303
Ireland	17,773	21,913	23,514
All other countries	9,213	10,780	10,498
Foreign countries	76,378	77,850	74,315
Total	$362,422	$352,664	$331,168

The following presents the Company’s long-lived assets, excluding finite-lived intangible assets (in thousands):

	December 31, 2022	December 31, 2021
Long-lived assets:
United States	$61,858	$39,475
Canada	531	748
Ireland	167	787
All other countries	277	72
Foreign countries	975	1,607
Total	$62,833	$41,082

19.    Supplemental Cash Flows Information
Cash paid for interest on outstanding debt during the years ended December 31, 2022, 2021 and 2020 was $51.9 million, zero and $54.4 million, respectively.

The Company capitalized $1.4 million of interest expense within property and equipment, net on the Company’s Consolidated Balance Sheets during the year ended December 31, 2022. Zero interest expense was capitalized during the years ended December 31, 2021 and 2020.

The Company capitalized $1.5 million of share-based compensation cost within property and equipment, net on our Consolidated Balance Sheets during the year ended December 31, 2022. Zero share-based compensation cost was capitalized during the years ended December 31, 2021 and 2020.

Cash paid for income taxes net of refunds received was $36.5 million, $3.1 million and $1.7 million during the years ended December 31, 2022, 2021 and 2020, respectively.

During the year ended December 31, 2021, in a non-cash transaction, an asset related to the $500.0 million aggregate principal amount of the 6.5% Senior Notes due 2028 (see Note 9 - Long-Term Debt) and $837.3 million of non-fax business net assets were transferred to Ziff Davis with a corresponding reduction in additional-paid-in-capital.
20.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the years ended December 31, 2022, 2021 and 2020 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2020	$(44,873)
Other comprehensive loss before reclassifications	(11,093)
Net current period other comprehensive loss	(11,093)
Balance as of December 31, 2020	$(55,966)
Other comprehensive loss before reclassifications	(14,397)
Transfer of non-fax business to Former Parent	53,506
Net current period other comprehensive income	39,109
Balance as of December 31, 2021	$(16,857)
Other comprehensive loss before reclassifications (1)	(2,251)
Net current period other comprehensive loss	(2,251)
Balance as of December 31, 2022	$(19,108)
(1) In 2022, the Company recorded a $5.5 million out of period correction that increased goodwill with an offset to the cumulative translation adjustment. It was deemed to be an out of period correction that was not material to 2022 or any prior period.

There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2022, 2021 and 2020.

21.Related Party Transactions
In preparation for and in executing the Separation, the Company incurred approximately $11.5 million (excluding costs associated with the deferred issuance costs) of transaction-related costs, before reimbursement by Ziff Davis during the year ended December 31, 2021. These transaction costs primarily relate to professional fees associated with preparation of regulatory filings and transaction execution and separation activities within finance, tax and legal functions. During the year ended December 31, 2021, Consensus paid approximately $16.1 million to Ziff Davis. These transaction-related costs were recorded in general and administrative expenses within the Consolidated Statement of Income. The Company also reimbursed Ziff Davis for certain costs associated with the issuance of the 2026 and 2028 Senior Notes, totaling $7.9 million, which was recorded as deferred issuance costs. In addition, the Company paid Ziff Davis approximately $8.9 million subsequent to the Separation due to excess cash held at the Separation date net of other related items pursuant to the Separation and Distribution Agreement.

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement (the “Agreements”). The TSA governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services are intended to cover any costs and expenses incurred in providing such services. As of December 31, 2022, a majority of the services provided under TSA were completed or terminated, with a select few services still winding down and set to terminate no later than 24 months following the Separation. Further, as noted in Note 10, Ziff Davis assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis and Consensus had joint liability under the lease through October 7, 2022, after which time the Company will be the sole lessee under the lease.

During the year ended December 31, 2022, the Company paid approximately $20.8 million to Ziff Davis, to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.6 million in costs related to the registration of shares for sale held by Ziff Davis for the year ended

December 31, 2022. These costs were recorded in general and administrative expenses within the Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10% as of December 31, 2022. Amounts due to Ziff Davis as of December 31, 2022 and December 31, 2021 were $0.2 million and $5.7 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
(a) Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2022, our disclosure controls and procedures were not effective as of such date due to material weaknesses in internal control over financial reporting, described below.

(b) Management’s Annual Report on Internal Control Over Financial Reporting
Consensus’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Consensus. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Because of the timing of acquisition in 2022, pursuant to applicable SEC staff guidance, management was not required to and therefore did not assess the effectiveness of internal control over financial reporting of Summit Healthcare (see Note 4 - Business Acquisitions in the accompanying consolidated financial statements). This acquisition constituted 2.8% of total assets as of December 31, 2022 and 1.9% of revenues for the year then ended.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the Company's annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the material weaknesses in internal control over financial reporting described below, management concluded that the Company’s internal control over financial reporting was not effective as of December 31, 2022.

Previously Reported Material Weakness
During the year ended December 31, 2021, we determined that the Company did not design and maintain effective internal controls over the accounting for certain elements of the spin-off transaction, a significant unusual transaction, which resulted in a material weakness in internal control over financial reporting as of December 31, 2022. The control activities were not designed to allow the Company to timely identify and account for the following aspects of the spin-off transaction (i) changes to stockholders’ equity and (ii) the completeness and accuracy of certain amounts classified in discontinued operations in the consolidated financial statements and related disclosures. A lack of sufficient resources and technical capabilities in accounting and finance, coupled with the complexities involved in the spin-off transaction were also contributing factors to the material weakness. Significant additional procedures were required by the Company to mitigate the risks associated with the material weakness.

Remediation Measures
Throughout the year ended December 31, 2022, the Company undertook remediation measures related to the previously reported material weakness in internal control over financial reporting. Specifically, we enhanced existing controls and procedures over our accounting for significant unusual transactions by augmenting internal resources and increasing the deployment of both internal and external subject matter experts to assist our management with the evaluation of our accounting for significant unusual transactions. We completed our remediation procedures in the quarter ended December 31, 2022 including testing the design and confirming the implementation of the related controls. However, as noted below, this material weakness has not been fully remediated as of December 31, 2022.

Material Weaknesses as of December 31, 2022
As previously disclosed, in the Current Report on Form 8-K that the Company filed with the SEC on February 22, 2023, the Company determined that its financial statements for the interim period ended September 30, 2022 ("Quarterly Report") should be restated (the “Restatement”) due to unintentional errors primarily relating to (i) its SoHo business that inadvertently grossed up revenue by $1.9 million and $5.3 million for the three and nine month periods ended September 30, 2022, respectively, with a corresponding offset to bad debt expense and (ii) the timing of revenue recognition of $2.2 million and $2.5 million for the three and nine month periods ended September 30, 2022, respectively, which after review, the Company has concluded should be reclassified as deferred revenue.

In connection with the Restatement and other matters identified during our audits, the Company identified the following material weaknesses in our internal control over financial reporting as of December 31, 2022:

Control Environment and Monitoring
Material weaknesses existed in the design of our entity-level controls impacting the control environment and the effective monitoring of controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were primarily caused by a lack of sufficient accounting resources and technical expertise during the first half of the year, which contributed to (i) ineffective structure and accountability over the performance of controls and (ii) ineffective evaluation and determination as to whether the components of internal controls were present and functioning.

These material weaknesses contributed to the following additional material weaknesses:
Control Activities and Information and Communication
•Management did not design and maintain effective internal controls that addressed (i) appropriate revenue recognition accounting policies, (ii) the review of reports used to support manual revenue recognition entries for completeness and accuracy and (iii) precision and documentation of management review controls over transactions and analysis that support revenue recognition and the allowance for bad debt.
•Management did not design and maintain effective internal controls to ensure the complete assessment and timeliness in preparing and reviewing technical accounting documentation relating to significant unusual transactions.
•Management did not design and maintain effective internal controls to ensure the timeliness of balance sheet account reconciliations, including account balances related to the spin-off transaction.
•Management did not design and maintain effective internal controls in the areas of (i) user access and segregation of duties related to systems that track employee related costs, and (ii) the documentation of the review of completeness and accuracy of underlying data used in the operation of certain internal controls that support employee related costs and internally developed software.

Remediation Measures
We have identified and begun to implement several steps, as further described below, designed to remediate the foregoing material weaknesses and to enhance our overall control environment. To remediate these material weaknesses, we began the year ending December 31, 2023 with the appropriate level of resources and technical expertise in finance, accounting, financial reporting and tax departments compared to the first half of the year ended December 31, 2022. During the fourth quarter of 2022, we implemented Blackline’s Modern Accounting Playbook software to bolster our internal controls over balance sheet account reconciliations in 2023. As part of the 2022 year end close, we performed enhanced revenue reconciliation procedures in response to the errors identified and disclosed in our the Current Report on Form 8-K that the Company filed with the SEC on February 22, 2023, and will continue these practices throughout fiscal year 2023. During the first quarter of fiscal year 2023, we implemented new internal controls to properly address the segregation of duties and select system user access findings identified via our audits. Also, we will be expanding the use of our financial reporting team’s SEC experts to ensure technical accounting memos and related documentation are prepared and reviewed timely with regard to significant unusual transactions. Lastly, we continue to address and implement new accounting policies and management review controls over analysis, schedules and reports that support revenue recognition, bad debt reserve and financial reporting process to significantly reduce the risk of reporting errors.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 9A, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

Following identification of the material weakness and prior to filing this Annual Report on Form 10-K, we completed significant additional procedures for the year ended December 31, 2022. Based on these procedures, management believes that our consolidated financial statements included in this Form 10-K have been prepared in accordance with U.S. GAAP. Our CEO and CFO have certified that, based on their knowledge, the financial statements, and other financial information included in this Form 10-K, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Form 10-K.

Our independent registered public accounting firm, BDO USA LLP, has issued an audit report with respect to our internal control over financial reporting, which appears below.

(c) Changes in Internal Control Over Financial Reporting

Except as discussed above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) which occurred during the fourth quarter of our fiscal year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

(d) Report of Independent Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors
Consensus Cloud Solutions, Inc.
Los Angeles, California

Opinion on Internal Control over Financial Reporting

We have audited Consensus Cloud Solutions, Inc.’s (the “Company’s”) internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company did not maintain, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We do not express an opinion or any other form of assurance on management’s statements referring to any corrective actions taken by the Company after the date of management’s assessment.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as “the consolidated financial statements”) and our report dated March 31, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying “Item 9A, Management’s Annual Report on Internal Control over Financial Reporting”. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. Material weaknesses regarding management’s failure to design and maintain controls over (1) entity-level controls impacting the control environment and monitoring of controls; (2) accounting for revenue recognition and related controls; (3) accounting for significant unusual transactions; (4) balance sheet account reconciliations; and (5) user access and segregation of duties related to systems that track employee related costs have been identified and described in management’s assessment. These material weaknesses were considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2022 consolidated financial statements, and this report does not affect our report dated March 31, 2023 on those consolidated financial statements.

As indicated in the accompanying Item 9A, Management’s Annual Report on Internal Control over Financial Reporting, management’s assessment of and conclusion on the effectiveness of internal control over financial reporting did not include the internal controls of Summit Healthcare Services, Inc. (“Summit”), which was acquired on February 4, 2022 and which is included in the consolidated balance sheet of the Company as of December 31, 2022, and the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year then ended. Summit constituted 2.8% of total assets as of December 31, 2022, and 1.9% of revenues for the year then ended. Management did not assess the effectiveness of internal control over financial reporting of Summit because of the timing of the acquisition which was completed on February 4, 2022. Our audit of internal control over financial reporting of the Company also did not include an evaluation of the internal control over financial reporting of Summit.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ BDO USA, LLP
Los Angeles, California
March 31, 2023

Item 9B. Other Information
None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2023 Proxy Statement”) for the 2023 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2022.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth in our 2023 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth in our 2023 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth in our 2023 Proxy Statement.

Item 14. Principal Accounting Fees and Services
The information required by this item is incorporated by reference to the information to be set forth in our 2023 Proxy Statement.

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

Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 2022

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
101*
The following financial information from Consensus Cloud Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2022, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2022 and December 31, 2021, (ii) Consolidated Statements of Income for the years ended December 31, 2022, 2021 and 2020, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2022, 2021 and 2020, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2022, 2021 and 2020, (v) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2022, 2021 and 2020, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith † Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2023.

Consensus Cloud Services, Inc.

By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities, in each case on March 31, 2023.

Signature	Title

/s/ R. SCOTT TURICCHI	Chief Executive Officer and a Director
R. Scott Turicchi	(Principal Executive Officer)

/s/ JAMES C. MALONE	Chief Financial Officer
James C. Malone	(Principal Financial and Accounting Officer)

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ELAINE HEALY	Director
Elaine Healy

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ NATE SIMMONS	Director
Nate Simmons

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2022:
Allowance for doubtful accounts	$4,743	$1,157	$(1,219)	$4,681
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,110	$6,168	$(5,535)	$4,743
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
Year Ended December 31, 2020:
Allowance for doubtful accounts	$4,220	$8,046	$(8,156)	$4,110
Deferred tax asset valuation allowance	$(45)	$—	$—	$(45)
(1)     Represents specific amounts written off that were considered to be uncollectible.