Form 10-Q
period 2023-03-31
Consensus Cloud Solutions, Inc.
filed 2023-05-10
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 4, 2023, there were approximately 19,659,661 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$111,265	$94,164
Accounts receivable, net of allowances of $4,727 and $4,681, respectively	29,644	28,029
Prepaid expenses and other current assets	14,607	14,335
Total current assets	155,516	136,528
Property and equipment, net	61,419	54,958
Operating lease right-of-use assets	7,459	7,875
Intangibles, net	48,096	49,156
Goodwill	347,752	346,585
Deferred income taxes	36,639	35,981
Other assets	6,392	2,816
TOTAL ASSETS	$663,273	$633,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$54,305	$41,246
Income taxes payable, current	2,786	2,548
Deferred revenue, current	25,336	24,579
Operating lease liabilities, current	2,818	2,793
Due to Former Parent	207	156
Total current liabilities	85,452	71,322
Long-term debt	794,341	793,865
Deferred revenue, noncurrent	2,316	2,319
Operating lease liabilities, noncurrent	13,379	13,877
Liability for uncertain tax positions	7,438	6,725
Deferred income taxes	737	728
Other long-term liabilities	321	324
TOTAL LIABILITIES	903,984	889,160
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,118,967 and 20,105,545 shares and total outstanding is 19,659,661 and 19,916,431 shares at March 31, 2023 and December 31, 2022, respectively	201	201
Treasury stock, at cost (459,306 and 189,114 shares at March 31, 2023 and December 31, 2022, respectively)	(16,791)	(7,596)
Additional paid-in capital	26,859	21,650
Accumulated deficit	(234,950)	(250,408)
Accumulated other comprehensive loss	(16,030)	(19,108)
TOTAL STOCKHOLDERS’ DEFICIT	(240,711)	(255,261)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$663,273	$633,899

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2023	2022
Revenues	$91,454	$89,298

Cost of revenues (1)	17,508	15,104
Gross profit	73,946	74,194
Operating expenses:
Sales and marketing (1)	16,893	15,830
Research, development and engineering (1)	1,904	2,336
General and administrative (1)	21,152	17,369
Total operating expenses	39,949	35,535
Income from operations	33,997	38,659
Interest expense	(12,566)	(13,274)
Other (expense) income, net	(844)	174
Income before income taxes	20,587	25,559
Income tax expense	5,129	7,038
Net income	$15,458	$18,521

Net income per common share:
Basic	$0.78	$0.93
Diluted	$0.78	$0.92

Weighted average shares outstanding:
Basic	19,847,280	19,921,375
Diluted	19,884,657	20,035,827

(1) Includes share-based compensation expense as follows:
Cost of revenues	$296	$223
Sales and marketing	372	273
Research, development and engineering	40	356
General and administrative	4,432	4,551
Total	$5,140	$5,403

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022

Net income	$15,458	$18,521
Other comprehensive income (loss):
Foreign currency translation adjustment	3,078	(2,117)
Other comprehensive income (loss)	3,078	(2,117)
Comprehensive income	$18,536	$16,404

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2023	2022
Cash flows from operating activities:
Net income	$15,458	$18,521
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,347	3,706
Amortization of financing costs and discounts	495	461
Non-cash operating lease costs	416	447
Share-based compensation	5,140	5,403
Provision for doubtful accounts	1,831	608
Deferred income taxes, net	(66)	(1,310)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,429)	(3,148)
Prepaid expenses and other current assets	(266)	(494)
Other assets	424	(433)
Increase (decrease) in:
Accounts payable and accrued expenses	12,400	14,799
Income taxes payable	206	4,776
Deferred revenue	735	1,886
Operating lease liabilities	(423)	(459)
Liability for uncertain tax positions	713	—
Other liabilities	(10)	5,145
Net cash provided by operating activities	37,971	49,908
Cash flows from investing activities:
Purchases of property and equipment	(8,548)	(6,915)
Acquisition of businesses, net of cash received	—	(12,855)
Purchase of investments	(4,000)	—
Purchases of intangible assets	—	(1,000)
Net cash used in investing activities	(12,548)	(20,770)
Cash flows from financing activities:
Debt issuance costs	—	(232)
Repurchase of common stock	(9,195)	—
Shares withheld related to net share settlement	(451)	(1,173)
Net cash used in financing activities	(9,646)	(1,405)
Effect of exchange rate changes on cash and cash equivalents	1,324	(647)
Net change in cash and cash equivalents	17,101	27,086
Cash and cash equivalents at beginning of period	94,164	66,778
Cash and cash equivalents at end of period	$111,265	$93,864

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	18,521	—	18,521
Other comprehensive loss	—	—	—	—	—	—	(2,117)	(2,117)
Vested restricted stock	36,870	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(19,922)	—	(1,173)	—	—	—	—	(1,173)
Share-based compensation	—	—	5,403	—	—	—	—	5,403
Reclassifications related to the Separation	—	—	—	—	—	(2,672)	—	(2,672)
Balance, March 31, 2022	19,995,528	$200	$7,108	—	$—	$(303,037)	$(18,974)	$(314,703)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Equity
Balance, January 1, 2023	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	15,458	—	15,458
Other comprehensive income	—	—	—	—	—	—	3,078	3,078
Vested restricted stock	24,840	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(11,418)	—	(451)	—	—	—	—	(451)
Repurchase of common stock	—	—	—	(270,192)	(9,195)	—	—	(9,195)
Share-based compensation	—	—	5,660	—	—	—	—	5,660
Balance, March 31, 2023	20,118,967	$201	$26,859	(459,306)	$(16,791)	$(234,950)	$(16,030)	$(240,711)

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

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of December 31, 2022 (see Note 15 - Related Party Transactions).

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements, the Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in our Annual Report (Form 10-K) filed with the SEC on March 31, 2023. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, impairment or disposal of long-lived and intangible asset impairment, income taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to the novel coronavirus pandemic (“COVID-19”).

Allowances for Doubtful Accounts

The Company maintains an allowance for credit losses for accounts receivable, which is recorded as an offset to accounts receivable and changes in such are classified as general and administrative expenses in the Condensed Consolidated Statements of Income. The Company assesses collectability by reviewing accounts receivable on a collective basis where similar characteristics exist and on an individual basis when it identifies specific customers with known disputes or collectability issues. In determining the amount of the allowance for credit losses, the Company considers historical collectability based on past due status. It also considers customer-specific information, current market conditions and reasonable and supportable forecasts of future economic conditions to inform adjustments to historical loss data. On an ongoing basis, management evaluates the appropriateness of these reserves.

Revenue Recognition

The Company recognizes revenue when the Company satisfies its obligation by transferring control of the goods or services to its customers in an amount that reflects the consideration to which the Company expects to be entitled in exchange for those goods or services (see Note 3 - Revenues).

Principal vs. Agent

The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 606, Revenue from Contracts with Customers (“ASC 606”), for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

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

•Significant changes in the manner of the Company’s use of the acquired assets or the strategy for Consensus’ overall business;

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded in the first quarter of 2023 and 2022.

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and the amortization expense is included in general and administrative expenses on the Condensed Consolidated Statements of Income.

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized, but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded in the first quarter of 2023 or 2022.

Investments

The Company accounts for investments in equity securities in accordance with FASB ASC Topic 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses are reported within earnings on the Condensed Consolidated Statement of Income.

As of March 31, 2023 the carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with ASC 321 was $4.0 million and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. No impairment has been recorded. During the three months ended March 31, 2023, the Company recognized zero investment gain (loss).

Income Taxes

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 9 - Income Taxes).

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

Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award (see Note 11 - Equity Incentive and Employee Stock Purchase Plan).

Earnings Per Common Share (“EPS”)

EPS is calculated pursuant to the two-class method as defined in FASB ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

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

Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 13 - Segment Information).

Reclassifications

Certain prior year amounts have been reclassified for consistency with the current year presentation. These reclassifications had no effect on the reported results of operations.

2.Recent Accounting Pronouncements

In March 2020, the FASB issued Accounting Standards Update (“ASU”) No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. The amendments in this ASU provide optional expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The amendments in this ASU apply only to contracts, hedging relationships, and other transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. In December 2022, the FASB issued ASU No. 2022-06, Reference Rate Reform (Topic 848): Deferral of the Sunset Date of Topic 848, that extends the period of time preparers can utilize the reference rate reform relief guidance. To ensure the relief in Topic 848 covers the period of time during which a significant number of modifications may take place, the ASU defers the sunset date of Topic 848 from December 31, 2022, to December 31, 2024. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In June 2022, the FASB issued ASU No. 2022-03, Fair Value Measurement (Topic 820): Fair Value Measurement of Equity Securities Subject to Contractual Sale Restrictions. This ASU clarifies the guidance in Topic 820, Fair Value Measurement, when measuring the fair value of an equity security and introduces new disclosure requirements for equity securities subject to contractual sale restrictions that are measured at fair value in accordance with Topic 820. The amendments in this ASU are effective for fiscal years beginning after December 15, 2024, including the interim periods within those fiscal years. Early adoption is permitted. This amendment should be applied prospectively with any adjustments from the adoption of the amendments recognized in earnings and disclosed on the date of adoption. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In September 2022, the FASB issued ASU 2022-04, Liabilities—Supplier Finance Programs (Subtopic 405-50). This ASU enhances the transparency of supplier finance programs. The amendments in this ASU are effective for fiscal years beginning after December 15, 2022, including interim periods within those fiscal years, except for the amendment on rollforward information, which is effective for fiscal years beginning after December 15, 2023. Early adoption is permitted. This amendment should be applied retrospectively to each period in which a balance sheet is presented, except for the amendment on rollforward information, which should be applied prospectively. The Company adopted ASU 2022-04 in the first quarter of 2023. The adoption of this standard did not have an impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangement, which addresses the accounting by private companies and certain not-for-profit entities (NFPs) for common control leases and amends the accounting for leasehold improvements in common-control arrangements for all entities. This ASU offers: 1) private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification (Issue 1) and 2) amends the accounting for leasehold improvements in common-control arrangements for all entities (Issue 2). The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statement that have not yet been made available. If an entity adopts the amendments in an interim period, it must must adopt them as of the beginning of the fiscal year that includes the interim period. The amendments applicable to the Company (Issue 2) are required to be applied using the option of one of the following adoption methods:

1.Prospective application to all new leasehold improvements recognized on or after the date that the entity first applies the amendments in this ASU;

2.Prospective application to all new and existing leasehold improvements recognized on or after the date that the entity first applies the amendments in this ASU, with any remaining balance of leasehold improvements amortized over their remaining useful life to the common-control group determined as of that date; or

3.Retrospective application to the beginning of the period in which an entity first applied Topic 842, with any leasehold improvements that otherwise would not have been amortized or impaired recognized through a cumulative-effect adjustment to opening retained earnings at the beginning of the earliest period presented in accordance with Topic 842.

The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

In March 2023, the FASB issued ASU 2023-02, Investments—Equity Method and Joint Ventures (Topic 323): Accounting for Investments in Tax Credit Structures Using the Proportional Amortization Method. ASU 2023-02 allows reporting entities to elect to account for qualifying tax equity investments using the proportional amortization method, regardless of the program giving rise to the related income tax credits. The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted in any interim period. If an entity adopts the amendments in an interim period, it shall adopt them as of the beginning of the fiscal year that includes that interim period. The amendment should be applied on either a modified retrospective or a retrospective basis. The Company does not expect the adoption of this standard to have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Corporate	$49,407	$46,519
Small office home office (“SoHo”)	42,030	42,779
Other	17	—
Total revenues	$91,454	$89,298

Timing of revenue recognition
Point in time	$153	$131
Over time	91,301	89,167
Total	$91,454	$89,298

The Company has recorded $11.5 million and $10.9 million of revenue for the three months ended March 31, 2023 and 2022, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

As of March 31, 2023 and December 31, 2022, the Company acquired zero and $4.8 million, respectively, of deferred revenue in connection with the Company’s acquisition of Summit Healthcare Services, Inc. on February 4, 2022.

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

Performance Obligations Satisfied Over Time

The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when faxing capabilities are provided. The Company expects to recognize revenue for Corporate contracts in a range from month-to-month up to 36 months and recognize revenue for SoHo contracts in a range from month-to-month up to one year.

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

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges a single upfront amount for services, as other payment terms would affect the nature of the risk assumed by the Company due to the costs of the customer acquisition and the highly competitive and commoditized nature of the business the Company operates.

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

4.    Fair Value Measurements

The Company complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurement, (“ASC 820”), which defines fair value, provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities. ASC 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that is determined based on assumptions that market participants would use in pricing an asset or a liability. As a basis for considering such assumptions, ASC 820 establishes a three-tier value hierarchy, which prioritizes the inputs used in the valuation methodologies in measuring fair value:

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

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 6 - Debt).

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets and fixed assets, are reported at carrying value, or at fair value as of their acquisition dates, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

5.    Goodwill and Intangible Assets

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

The changes in carrying amounts of goodwill for the three months ended March 31, 2023 are as follows (in thousands):

Amount
Balance as of January 1, 2023	$346,585
Foreign exchange translation	1,167
Balance as of March 31, 2023	$347,752

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2023 and December 31, 2022 as follows (in thousands):

	March 31, 2023	December 31, 2022
Trade names	$27,353	$27,337
Other	4,045	4,045
Total	$31,398	$31,382

Intangible Assets Subject to Amortization:

As of March 31, 2023, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.4 years	$8,178	$7,666	$512
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	3.0 years	107,512	93,788	13,724
Other purchased intangibles	2.0 years	11,936	9,474	2,462
Total		$181,967	$165,269	$16,698
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

Expected amortization expenses for intangible assets subject to amortization at March 31, 2023 are as follows (in thousands):

Fiscal Year:	Amount
2023 (remainder)	$3,177
2024	3,520
2025	2,629
2026	2,119
2027	1,416
Thereafter	3,837
Total	$16,698

Amortization expense was $1.1 million and $1.5 million for the three months ended March 31, 2023 and 2022, respectively.

6.    Debt
Long-term debt consists of the following (in thousands):

	March 31, 2023	December 31, 2022
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(10,659)	(11,135)
Total long-term debt	$794,341	$793,865

At March 31, 2023, future principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2023 (remainder)	$—
2024	—
2025	—
2026	305,000
2027	—
Thereafter	500,000
Total	$805,000
The Company capitalized $0.5 million and zero of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2023 and 2022, respectively

2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 6.0% Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2026 Senior Notes was approximately $265.4 million and $282.8 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 15 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2023.

As of March 31, 2023 and December 31, 2022, the estimated fair value of the 2028 Senior Notes was approximately $411.9 million and $459.4 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2023, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of March 31, 2023.

7.    Leases
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

The Company accounts for short-term leases by recognizing the lease payments in general and administrative expenses in the Condensed Consolidated Statements of Income. Short-term lease expense is recognized on a straight-line basis over the term of the lease and associated variable lease payments are recognized in the period in which the obligation for the payments is incurred.

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

The Company accounts for operating leases greater than one year by recognizing the lease payments in general and administrative expenses in the Condensed Consolidated Statements of Income. Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Amortization on finance lease right-of-use assets are included in general and administrative expenses in the Condensed Consolidated Statements of Income. Interest on finance lease right-of-use assets, if any, is included in interest expense in the Condensed Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the
Condensed Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Operating lease cost	$669	$628
Short-term lease cost	394	440
Finance lease cost
Amortization of right-of-use assets	301	302
Total lease cost	$1,364	$1,370

Supplemental balance sheet information related to leases is as follows (in thousands):

	March 31, 2023	December 31, 2022
Lease-related assets and liabilities
Operating lease right-of-use assets	$7,459	$7,875
Finance lease right-of-use assets (1)	1,132	1,427
Total right-of-use assets	$8,591	$9,302

Operating lease liabilities, current	$2,818	$2,793
Operating lease liabilities, noncurrent	13,379	13,877
Total operating lease liabilities	$16,197	$16,670
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$727	$648
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$—	$1,316

Other supplemental operating lease information consists of the following:

	March 31, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term	7.4 years	7.6 years
Weighted average discount rate	4.8%	4.6%

Maturities of operating lease liabilities as of March 31, 2023 are as follows (in thousands):

Operating Leases
Fiscal Year:
2023 (remainder)	$2,183
2024	2,826
2025	2,389
2026	2,461
2027	2,534
Thereafter	8,166
Total lease payments	$20,559
Less: Imputed interest	(4,362)
Present value of operating lease liabilities	$16,197

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

8.    Commitments and Contingencies

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

Non-Income Related Taxes

The Company historically did not collect sales tax in states where it was not able to quantify the appropriate sales tax to be collected. For the periods from 2017 through 2021, the Company believed it was probable that a sales tax liability existed for its corporate and SoHo accounts.

In the year ended December 31, 2021, the Company determined that a sales tax liability was probable and it developed a methodology to estimate the sales tax liability for the SoHo revenue stream during the affected periods from 2017 through 2021. The Company has been remitting SoHo sales tax in applicable states since August 2022.

However, the sales tax liability for its corporate customers was not estimable until the third quarter of 2022. Prior to the third quarter of 2022, the Company was unable to determine which of these customers were either exempt organizations or resellers and were thus exempt from sales tax. In the third quarter of 2022, the Company completed an analysis of the pool of corporate customers subject to sales tax in order to estimate the range of sales tax liability on its corporate revenues. As a result, the Company recorded an accrual as the exposure became probable and estimable. Additionally, the Company started sales tax collection and remittance on corporate sales in applicable states in August 2022.

The Company has initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process is expected to be completed in the second quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under ASC 450, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

During the three months ended March 31, 2023, the Company did not record any sales tax expense pertaining to the prior periods. The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $0.6 million and $1.0 million for the three months ended March 31, 2023 and 2022, respectively.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. Sales tax liability within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets was $10.1 million and $13.1 million as of March 31, 2023 and December 31, 2022, respectively.

9.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 24.9% and 27.5%, respectively. The Company’s decreased rate during the three months ended March 31, 2023 is primarily due to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income.

Income before income taxes included (loss) income from domestic operations of $(1.6) million and $0.7 million for the three months ended March 31, 2023 and 2022, respectively, and income from foreign operations of $22.2 million and $24.9 million for the three months ended March 31, 2023 and 2022, respectively.

As of March 31, 2023 and December 31, 2022, the Company had $7.4 million and $6.7 million, respectively, in liabilities for uncertain income tax positions. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of March 31, 2023, the Company is not under audit in any jurisdiction that it operates within. The Company has filed its first set of post-spin tax returns including some international subsidiaries who have previously filed in their local jurisdictions. Depending on the jurisdictions in which the Company is filing, tax returns for the years from 2016 onwards are still open to examination by tax authorities.

10.    Stockholders’ Equity

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2023 and 2022, the Company repurchased 270,192 and zero shares, respectively, under this program. Cumulatively as of March 31, 2023, 459,306 shares have been repurchased at an aggregate cost of $16.8 million.

Vested Restricted Stock

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2023 and 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 11,418 and 19,922 shares, respectively.

Dividends

The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 6 - Debt).

11.    Equity Incentive and Employee Stock Purchase Plan

The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

(a) 2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of March 31, 2023, 2,735,286 shares were available to be used under the 2021 Plan.

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company granted 41,754 shares of restricted stock units during the three months ended March 31, 2023.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period). Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in the period that the marketing condition and service period requirement have been met. During the three months ended March 31, 2023, the Company awarded zero market-based restricted stock awards and restricted stock units.

Restricted stock activity for the three months ended March 31, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	35,416	$38.42
Granted	—	—
Vested	(9,615)	37.97
Canceled	—	—
Nonvested at March 31, 2023	25,801	$38.59

As of March 31, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock awards of $0.3 million, which is expected to be recognized over a weighted-average period of 0.9 years.

Restricted stock unit activity for the three months ended March 31, 2023 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,082,451	$51.63
Granted	41,754	59.50
Vested	(24,840)	48.85
Canceled	(8,177)	56.53
Outstanding at March 31, 2023	1,091,188	$51.95	3.6	$37,198,599
Vested and expected to vest at March 31, 2023	727,674	$53.10	3.1	$24,806,395

As of March 31, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock units of $36.1 million, which is expected to be recognized over a weighted-average period of 2.7 years.

The Company capitalized $0.5 million and zero, respectively, of share-based compensation cost within property and equipment, net on our Condensed Consolidated Balance Sheets during the three months ended March 31, 2023 and 2022.

(b) Employee Stock Purchase Plan

In October 2021, Consensus established the Purchase Plan, which provides for the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock on certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company (a “Share”) on the first or last day of the offering period, with each offering period being six months.

The plan includes a provision that allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature, to be used in the purchase price calculation. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 6.73% as of March 31, 2023.

For the three months ended March 31, 2023, zero shares were purchased under the Purchase Plan. Cash received upon the issuance of Consensus common stock under the Purchase Plan during the three months ended March 31, 2023 was zero. As of March 31, 2023, 957,483 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

March 31, 2023
Risk-free interest rate	4.54%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	48.19%
Weighted average volatility	48.19%

12.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2023	2022
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$15,458	$18,521
Net income available to participating securities (1)	(21)	(52)
Net income available to common shareholders from operations	$15,437	$18,469
Denominator:
Weighted-average outstanding shares of common stock	19,847,280	19,921,375
Dilutive effect of:
Equity incentive plans	27,655	102,801
Employee Stock Purchase Plan	9,722	11,651
Common stock and common stock equivalents	19,884,657	20,035,827
Net income per share from operations:
Basic	$0.78	$0.93
Diluted	$0.78	$0.92
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2023 and 2022, there were 597,542 and 500,585 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

13.    Segment Information

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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended March 31,
	2023	2022
Revenues:
United States	$72,313	$69,593
Canada	12,834	12,105
Ireland	3,942	4,910
All other countries	2,365	2,690
Foreign countries	19,141	19,705
	$91,454	$89,298

The following presents the Company’s long-lived assets, excluding finite-lived intangible assets (in thousands):

	March 31, 2023	December 31, 2022
Long-lived assets:
United States	$68,062	$61,858
Canada	446	531
Ireland	118	167
All other countries	252	277
Foreign countries	816	975
Total	$68,878	$62,833

14.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the three months ended March 31, 2023 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2023	$(19,108)
Other comprehensive income	3,078
Net increase in other comprehensive income	3,078
Balance as of March 31, 2023	$(16,030)
There were zero reclassifications out of accumulated other comprehensive loss for the three months ended March 31, 2023.

15.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement (the “Agreements”). The TSA governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services are intended to cover any costs and expenses incurred in providing such services. As of March 31, 2023, a majority of the services provided under TSA were completed or terminated, with a select few services still winding down and set to terminate no later than 24 months following the Separation.

During the three months ended March 31, 2023 and 2022, the Company paid approximately $0.2 million and zero, respectively, to Ziff Davis to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. These costs were recorded in general and administrative expenses within the Condensed Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of March 31, 2023 and December 31, 2022. Amounts due to Ziff Davis as of March 31, 2023 and December 31, 2022 were $0.2 million and $0.2 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, inflationary pressures and increasing interest rates, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
◦Maintain and increase our customer base and average revenue per user;
◦Generate sufficient cash flow to make interest and debt payments, reinvest in our business and pursue desired activities and business plans while satisfying restrictive covenants relating to debt obligations;
◦Acquire businesses on acceptable terms and successfully integrate and realize anticipated synergies from such acquisitions;
◦Continue to expand our Cloud Fax businesses and operations internationally in the wake of numerous risks, including adverse currency fluctuations, difficulty in staffing and managing international operations, higher operating costs as a percentage of revenues or the implementation of adverse regulations;
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
◦Manage certain risks inherent to our business, such as costs associated with fraudulent activity, system failure or network security breach; effectively maintaining and managing our billing systems; allocating time and resources required to manage our legal proceedings; liability for legal and other claims; or adhering to our internal controls and procedures;
◦Compete with other similar providers with regard to price, service and functionality;
◦Cost-effectively procure, retain and deploy large quantities of fax numbers in desired locations in the United States and abroad;
◦Achieve business and financial objectives in light of burdensome domestic and international telecommunications, internet or other regulations including data privacy, access, security and retention;
◦Successfully manage our growth, including but not limited to, our operational and personnel-related resources, and integration of newly acquired businesses;
◦Successfully adapt to technological changes and diversify services and related revenues at acceptable levels of financial return;
◦Successfully develop and protect our intellectual property, both domestically and internationally, including our brands, patents, trademarks and domain names, and avoid infringing upon the proprietary rights of others;
◦Recruit and retain key personnel; and
◦Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide;

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

Overview

Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately one million customers of all sizes, from enterprises to individuals, approximately 50 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal year 2022 and through the first quarter of 2023, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key operating metrics for our operations for the three months ended March 31, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended March 31,
	2023	2022
Revenue ($ in thousands)
Corporate	$49,407	$46,519
Small office home office (“SoHo”)	42,030	42,779
	91,437	89,298
Other revenues	17	—
Consolidated	$91,454	$89,298
Average Revenue per Customer Account (“ARPA) (1)(2)
Corporate	$315.76	$339.95
SoHo	15.10	13.88
Consolidated	$31.09	$27.74

Customer Accounts (in thousands) (1)
Corporate	53	46
SoHo	914	1,027
Consolidated	967	1,073

Paid Adds (in thousands) (3)
Corporate	3	4
SoHo	78	100
Consolidated	81	104

Monthly Churn % (4)
Corporate	1.37%	2.05%
SoHo	3.76%	3.50%
Consolidated	3.63%	3.44%
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

Critical Accounting Policies and Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. During the three months ended March 31, 2023, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2023 and 2022

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

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2023	2022
Revenues	$91,454	$89,298	2%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $2.2 million or 2% over the prior comparable three month period. Our growth was primarily due to an increase of $2.9 million or 6% in our corporate business; partially offset by a decline of $0.7 million or 2% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2023	2022
Cost of revenues	$17,508	$15,104	16%
As a percent of revenue	19%	17%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation.

The increase in cost of revenues for the three months ended March 31, 2023 was primarily due to an increase of $1.1 million in personnel-related expenses and $1.0 million in depreciation associated with platform development costs compared to the prior comparable three month period.

Operating Expenses

Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2023	2022
Sales and marketing	$16,893	$15,830	7%
As a percent of revenue	18%	18%

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

Sales and marketing costs for the three months ended March 31, 2023 were $16.9 million (primarily consisting of $9.1 million of third-party advertising costs and $7.2 million of personnel costs) compared to the prior period of $15.8 million (primarily consisting of $9.8 million of third-party advertising costs and $5.6 million of personnel costs). The increase in sales and marketing expenses for the three months ended March 31, 2023 versus the prior comparable period was primarily due to increased personnel-related expenses, partially offset by a reduction of third-party advertising spend.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2023	2022
Research, development and engineering	$1,904	$2,336	(18)%
As a percent of revenue	2%	3%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering costs for the three months ended March 31, 2023 versus the prior comparable period was primarily attributable to increased capitalization of personnel-related expenses due to our continued focus on internally developing our platform, products and solutions as well as a reduction in external development costs partially offset by an increase in personnel-related expenses.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2023	2022
General and administrative	$21,152	$17,369	22%
As a percent of revenue	23%	19%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expenses for the three months ended March 31, 2023 versus prior comparable period was primarily due to increased expenses of $2.3 million in professional fees in connection with the year-end audit, current quarter bad debt expense of $0.9 million and personnel-related expenses of $0.8 million.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022 (in thousands):

	Three Months Ended March 31,
	2023	2022
Cost of revenues	$296	$223
Operating expenses:
Sales and marketing	372	273
Research, development and engineering	40	356
General and administrative	4,432	4,551
Total	$5,140	$5,403

Non-Operating Income and Expenses

Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense for the three months ended March 31, 2023 and 2022 was $12.6 million and $13.3 million, respectively. Interest expense for both periods included interest expense on $805.0 million of debt associated with the 2026 and 2028 senior notes. Interest expense for the three months ended March 31, 2023 was reduced by $0.5 million of capitalized interest that did not occur during the first quarter of 2022.

Other (expense) income, net. Our other (expense) income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other (expense) income, net for the three months ended March 31, 2023 and 2022 was $(0.8) million and $0.2 million, respectively. Changes in other (expense) income, net was driven by higher foreign exchange losses when compared to the prior comparable period.

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

Provision for income taxes for the three months ended March 31, 2023 and 2022 was $5.1 million and $7.0 million, respectively.

The Company’s effective tax rate for the three months ended March 31, 2023 and 2022 was 24.9% and 27.5%, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2023 was primarily attributable to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At March 31, 2023, we had cash and cash equivalents of $111.3 million compared to $94.2 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from cash provided by operations; partially offset by cash used in the repurchase of commons stock, purchases of property and equipment (including capitalized labor) and the purchase of investments. As of March 31, 2023, cash and cash equivalents held within domestic and foreign jurisdictions were $44.0 million and $67.3 million, respectively.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million.. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2023, no amount has been drawn down on the Credit Facility.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of March 31, 2023, we had outstanding $805.0 million in aggregate principal amount of indebtedness (see Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements). As of March 31, 2023, our total minimum lease payments are $20.6 million (see Note 7 - Leases of the Notes to the Condensed Consolidated Financial Statements). As of March 31, 2023, our liability for uncertain tax positions was $7.4 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months and the foreseeable future.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2023 and 2022, the Company repurchased 270,192 and zero, respectively, shares under this program. Cumulatively as of March 31, 2023, 459,306 shares have been repurchased at an aggregate cost of $16.8 million.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2023 and 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 11,418 and 19,922 shares, respectively.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $38.0 million and $49.9 million for the three months ended March 31, 2023 and 2022, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The decrease in our net cash provided by operating activities in 2023 compared to 2022 was largely attributable to an increase in other liabilities in the first quarter of 2022, as well as lower increases in accounts payable and accrued expenses and income taxes payable during 2023 compared to 2022, partially offset by increased income after considering noncash items in 2023 compared to 2022.

Net cash used in investing activities was $12.5 million and $20.8 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023, net cash used in investing activities was primarily attributed to the purchase of investments and capital expenditures associated with the purchase of property and equipment (including capitalized labor). For the three months ended March 31, 2022, net cash used in investing activities was primarily due to business and asset acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor). The decrease in our net cash used in investing activities in 2023 compared to 2022 was due to a lower cash outlay related to the purchase of investments in 2023, compared to a higher cash outlay associated with a business acquisition in 2022.

Net cash used in financing activities was $9.6 million and $1.4 million for the three months ended March 31, 2023 and 2022, respectively. For the three months ended March 31, 2023 and 2022, net cash used in financing activities was primarily due to the repurchase of common stock and the payment of employee income tax obligations related to the net settlement of equity awards. The change in net cash used in financing activities in 2023 compared to 2022 was primarily attributable to cash outflows related to the repurchase of common stock 2023 that did not occur in 2022.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2023.

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2023 and December 31, 2022, we had cash and cash equivalent investments primarily in cash of $111.3 million and $94.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange (loss) gain for the three months ended March 31, 2023 and 2022 was $(0.9) million and $0.2 million, respectively. The change in foreign exchange (loss) gain was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment gain (loss), included in other comprehensive income for the three months ended March 31, 2023 and 2022 was $3.1 million and $(2.1) million, respectively.

Item 4. Controls and Procedures

(a) Evaluation of Disclosure Controls and Procedures

The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended March 31, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting, described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

Previously Reported Material Weaknesses
The Company has identified the following material weaknesses in our internal control over financial reporting:

Control Environment and Monitoring
Material weaknesses existed in the design of our entity-level controls impacting the control environment and the effective monitoring of controls to prevent or detect material misstatements to the consolidated financial statements. These deficiencies were primarily caused by a lack of sufficient accounting resources and technical expertise during the first half of 2022, which contributed to (i) ineffective structure and accountability over the performance of controls and (ii) ineffective evaluation and determination as to whether the components of internal controls were present and functioning.

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

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The material weaknesses cannot be considered fully remediated until the applicable remedial controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively.

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings

See Note 8 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors

In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities

None.

(b)    Issuer Purchases of Equity Securities

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 10 - Stockholders' Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).

The following table summarizes the share repurchase activity for the three months ended March 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
January 1 - 31, 2023	—	$—	—	$92,404
February 1 - 28, 2023	20,192	47.57	20,192	91,443
March 1 - 31, 2023	250,000	32.95	250,000	83,206
	270,192		270,192	$83,206
(1) Average price paid per share includes costs associated with the repurchases.

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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2023 and 2022, (v) Condensed Consolidated Statements of Stockholders’ (Deficit) Equity for the three months ended March 31, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	May 10, 2023	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 10, 2023	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)