Form 10-Q
period 2023-06-30
Consensus Cloud Solutions, Inc.
filed 2023-08-09
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 4, 2023, there were approximately 19,648,265 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$111,977	$94,164
Accounts receivable, net of allowances of $5,359 and $4,681, respectively	30,814	28,029
Prepaid expenses and other current assets	13,043	14,335
Total current assets	155,834	136,528
Property and equipment, net	68,210	54,958
Operating lease right-of-use assets	7,252	7,875
Intangibles, net	47,091	49,156
Goodwill	347,855	346,585
Deferred income taxes	34,804	35,981
Other assets	6,037	2,816
TOTAL ASSETS	$667,083	$633,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$35,532	$41,246
Income taxes payable, current	3,175	2,548
Deferred revenue, current	23,334	24,579
Operating lease liabilities, current	2,893	2,793
Due to Former Parent	36	156
Total current liabilities	64,970	71,322
Long-term debt	794,830	793,865
Deferred revenue, noncurrent	2,301	2,319
Operating lease liabilities, noncurrent	13,026	13,877
Liability for uncertain tax positions	8,153	6,725
Deferred income taxes	951	728
Other long-term liabilities	298	324
TOTAL LIABILITIES	884,529	889,160
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,176,291 and 20,105,545 shares and total outstanding is 19,648,623 and 19,916,431 shares at June 30, 2023 and December 31, 2022, respectively	202	201
Treasury stock, at cost (527,668 and 189,114 shares at June 30, 2023 and December 31, 2022, respectively)	(18,937)	(7,596)
Additional paid-in capital	32,182	21,650
Accumulated deficit	(213,892)	(250,408)
Accumulated other comprehensive loss	(17,001)	(19,108)
TOTAL STOCKHOLDERS’ DEFICIT	(217,446)	(255,261)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$667,083	$633,899

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues	$92,792	$91,115	$184,246	$180,413

Cost of revenues (1)	17,246	15,587	34,754	30,692
Gross profit	75,546	75,528	149,492	149,721
Operating expenses:
Sales and marketing (1)	17,507	16,394	34,400	32,224
Research, development and engineering (1)	1,765	2,741	3,669	5,077
General and administrative (1)	17,432	15,816	38,584	33,185
Total operating expenses	36,704	34,951	76,653	70,486
Income from operations	38,842	40,577	72,839	79,235
Interest expense	(12,817)	(12,359)	(25,383)	(25,632)
Interest income	661	—	665	—
Other (expense) income, net	568	1,577	(280)	1,750
Income before income taxes	27,254	29,795	47,841	55,353
Income tax expense	6,196	7,874	11,325	14,912
Net income	$21,058	$21,921	$36,516	$40,441

Net income per common share:
Basic	$1.07	$1.10	$1.85	$2.02
Diluted	$1.07	$1.10	$1.85	$2.02

Weighted average shares outstanding:
Basic	19,654,922	19,928,316	19,750,570	19,924,864
Diluted	19,662,201	19,968,340	19,772,898	20,002,103

(1) Includes share-based compensation expense as follows:
Cost of revenues	$334	$216	$630	$439
Sales and marketing	387	270	759	543
Research, development and engineering	52	340	92	696
General and administrative	3,890	4,097	8,322	8,648
Total	$4,663	$4,923	$9,803	$10,326

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022

Net income	$21,058	$21,921	$36,516	$40,441
Other comprehensive income (loss):
Foreign currency translation adjustment	(971)	(4,344)	2,107	(6,461)
Other comprehensive income (loss)	(971)	(4,344)	2,107	(6,461)
Comprehensive income	$20,087	$17,577	$38,623	$33,980

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2023	2022
Cash flows from operating activities:
Net income	$36,516	$40,441
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,689	7,564
Amortization of financing costs and discounts	1,004	901
Non-cash operating lease costs	874	787
Share-based compensation	9,803	10,326
Provision for doubtful accounts	3,080	191
Deferred income taxes, net	2,036	(2,435)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,852)	(4,280)
Prepaid expenses and other current assets	1,237	(37)
Other assets	780	(279)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,829)	(1,857)
Income taxes payable	651	(6)
Deferred revenue	(1,173)	1,681
Operating lease liabilities	(1,121)	(939)
Liability for uncertain tax positions	1,428	1,458
Other liabilities	(31)	(1,310)
Net cash provided by operating activities	52,092	52,206
Cash flows from investing activities:
Purchases of property and equipment	(18,675)	(13,744)
Acquisition of businesses, net of cash received	—	(14,355)
Purchase of investments	(4,000)	—
Purchases of intangible assets	—	(1,000)
Net cash used in investing activities	(22,675)	(29,099)
Cash flows from financing activities:
Debt issuance costs	—	(232)
Proceeds from the issuance of common stock under employee stock purchase plan	871	631
Repurchase of common stock	(11,244)	(7,596)
Taxes paid related to net share settlement	(1,175)	(1,590)
Net cash used in financing activities	(11,548)	(8,787)
Effect of exchange rate changes on cash and cash equivalents	(56)	(4,806)
Net change in cash and cash equivalents	17,813	9,514
Cash and cash equivalents at beginning of period	94,164	66,778
Cash and cash equivalents at end of period	$111,977	$76,292

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Deficit
Balance, April 1, 2022	19,995,528	$200	$7,108	—	$—	$(303,037)	$(18,974)	$(314,703)
Net income	—	—	—	—	—	21,921	—	21,921
Other comprehensive loss	—	—	—	—	—	—	(4,344)	(4,344)
Vested restricted stock	12,401	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(7,897)	—	(417)	—	—	—	—	(417)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	4,923	—	—	—	—	4,923
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation	—	—	—	—	—	(622)	—	(622)
Balance, June 30, 2022	20,015,838	$200	$12,245	(189,114)	$(7,596)	$(281,738)	$(23,318)	$(300,207)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Deficit
Balance, April 1, 2023	20,118,967	$201	$26,859	(459,306)	$(16,791)	$(234,950)	$(16,030)	$(240,711)
Net income	—	—	—	—	—	21,058	—	21,058
Other comprehensive loss	—	—	—	—	—	—	(971)	(971)
Vested restricted stock	49,280	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(21,538)	—	(724)	—	—	—	—	(724)
Repurchase of common stock	—	—	—	(68,362)	(2,146)	—	—	(2,146)
Share-based compensation	—	—	5,177	—	—	—	—	5,177
Issuance of shares under ESPP	29,582	—	871	—	—	—	—	871
Balance, June 30, 2023	20,176,291	$202	$32,182	(527,668)	$(18,937)	$(213,892)	$(17,001)	$(217,446)

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Deficit
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	40,441	—	40,441
Other comprehensive loss	—	—	—	—	—	—	(6,461)	(6,461)
Vested restricted stock	49,271	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(27,819)	—	(1,590)	—	—	—	—	(1,590)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	10,326	—	—	—	—	10,326
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation	—	—	—	—	—	(3,293)	—	(3,293)
Balance, June 30, 2022	20,015,838	$200	$12,245	(189,114)	$(7,596)	$(281,738)	$(23,318)	$(300,207)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	Deficit	loss	Deficit
Balance, January 1, 2023	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	36,516	—	36,516
Other comprehensive income	—	—	—	—	—	—	2,107	2,107
Vested restricted stock	74,120	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(32,956)	—	(1,175)	—	—	—	—	(1,175)
Repurchase of common stock	—	—	—	(338,554)	(11,341)	—	—	(11,341)
Share-based compensation	—	—	10,837	—	—	—	—	10,837
Issuance of shares under ESPP	29,582	—	871	—	—	—	—	871
Balance, June 30, 2023	20,176,291	$202	$32,182	(527,668)	$(18,937)	$(213,892)	$(17,001)	$(217,446)

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

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of June 30, 2023 and December 31, 2022 (see Note 15 - Related Party Transactions).

Principles of Consolidation

The accompanying interim condensed consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2022, included in our Annual Report (Form 10-K) filed with the SEC on March 31, 2023. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.

The results of operations for this interim period are not necessarily indicative of the operating results for the full year or for any future period.

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, impairment or disposal of long-lived and intangible asset impairment, income taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to factors such as inflationary pressures, elevated interest rates and the novel coronavirus pandemic (“COVID-19”).

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded during the six months ended June 30, 2023 and 2022.

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

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized, but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded during the six months ended June 30, 2023 or 2022.

Investments

The Company accounts for investments in equity securities in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses are reported within earnings on the Condensed Consolidated Statement of Income.

As of June 30, 2023 the carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with ASC 321 was $4.0 million and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the three and six months ended June 30, 2023, the Company did not recognize any investment gain or loss and did not have any impairments during the respective periods.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, a 1% excise tax on the fair market value of net share buy-backs, in addition to multiple incentives to the clean energy industry (see Note 10 - Stockholders' Equity).

The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company benefited from the technical correction to tax depreciation related to qualified improvement property and has elected to defer the employer side social security payments where eligible. The Company remitted the deferred employer side social security payments during the year ended December 31, 2022. The Company will continue to monitor the impact of these provisions on its financial statements.

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

In March 2023, the FASB issued ASU 2023-01, Leases (Topic 842): Common Control Arrangement, which addresses the accounting by private companies and certain not-for-profit entities (NFPs) for common control leases and amends the accounting for leasehold improvements in common-control arrangements for all entities. This ASU offers: 1) private companies, as well as not-for-profit entities that are not conduit bond obligors, a practical expedient that gives them the option of using the written terms and conditions of a common-control arrangement when determining whether a lease exists and the subsequent accounting for the lease, including the lease’s classification (Issue 1) and 2) amends the accounting for leasehold improvements in common-control arrangements for all entities (Issue 2). The amendments in this ASU are effective for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted for both interim and annual financial statement that have not yet been made available. If an entity adopts the amendments in an interim period, it must adopt them as of the beginning of the fiscal year that includes the interim period. The amendments applicable to the Company (Issue 2) are required to be applied using the option of one of the following adoption methods:

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Corporate	$50,361	$48,867	$99,768	$95,386
Small office home office (“SoHo”)	42,429	42,228	84,459	85,007
Other	2	20	19	20
Total revenues	$92,792	$91,115	$184,246	$180,413

Timing of revenue recognition
Point in time	$145	$306	$298	$437
Over time	92,647	90,809	183,948	179,976
Total	$92,792	$91,115	$184,246	$180,413

The Company has recorded $4.5 million and $4.3 million of revenue for the three months ended June 30, 2023 and 2022, respectively, and $16.0 million and $15.2 million of revenue for the six months ended June 30, 2023 and 2022, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

As of June 30, 2023 and December 31, 2022, the Company acquired zero and $4.8 million, respectively, of deferred revenue in connection with the Company’s acquisition of Summit Healthcare Services, Inc. on February 4, 2022.

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

Costs to Fulfill a Contract

The Company’s revenues are primarily generated from customer contracts that are for one year or less. Costs primarily consist of incentive compensation paid based on the achievements of sales targets in a given period for related revenue streams and are recognized in the month when the revenue is earned. Incentive compensation is paid upon the issuance or renewal of the customer contract. As a practical expedient, for amortization periods that are determined to be one year or less, the Company expenses any incremental costs of obtaining the contract with a customer when incurred. For those customer contracts greater than one year, the Company capitalizes and amortizes the expenses, when appropriate, over the period of benefit.

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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of money market funds and foreign and domestic bank accounts. These cash and cash equivalents are valued based on Level 1 inputs which consist of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 6 - Debt). The carrying value of long-term debt is reflected in the financial statements at cost.

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

5.    Goodwill and Intangible Assets

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions have changed in future periods, then the resulting change will impact the fair value of the intangible asset. Identifiable intangible assets are amortized over the period of estimated economic benefit, which ranges from 1 year to 20 years.

The changes in carrying amounts of goodwill for the six months ended June 30, 2023 are as follows (in thousands):

Amount
Balance as of January 1, 2023	$346,585
Foreign exchange translation	1,270
Balance as of June 30, 2023	$347,855

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of June 30, 2023 and December 31, 2022 as follows (in thousands):

	June 30, 2023	December 31, 2022
Trade names	$27,354	$27,337
Other	4,045	4,045
Total	$31,399	$31,382

Intangible Assets Subject to Amortization:

As of June 30, 2023, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.4 years	$8,176	$7,701	$475
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.9 years	108,128	95,286	12,842
Other purchased intangibles	1.9 years	11,986	9,611	2,375
Total		$182,631	$166,939	$15,692
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, which may not correlate to the overall life of the asset.

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
(1) Historically, the Company has amortized its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, which may not correlate to the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at June 30, 2023 are as follows (in thousands):

Fiscal Year:	Amount
2023 (remainder)	$2,118
2024	3,532
2025	2,640
2026	2,130
2027	1,427
Thereafter	3,845
Total	$15,692

Amortization expense was $1.1 million and $1.1 million for the three months ended June 30, 2023 and 2022, respectively, and $2.2 million and $2.6 million for the six months ended June 30, 2023 and 2022, respectively.

6.    Debt
Long-term debt consists of the following (in thousands):

	June 30, 2023	December 31, 2022
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(10,170)	(11,135)
Total long-term debt	$794,830	$793,865

At June 30, 2023, future principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2023 (remainder)	$—
2024	—
2025	—
2026	305,000
2027	—
Thereafter	500,000
Total	$805,000

The Company capitalized $0.5 million and zero of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended June 30, 2023 and 2022, respectively, and $1.0 million and zero during the six months ended June 30, 2023 and 2022, respectively.

2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2026 Senior Notes was approximately $276.8 million and $282.8 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 15 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2023.

As of June 30, 2023 and December 31, 2022, the estimated fair value of the 2028 Senior Notes was approximately $427.5 million and $459.4 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2023, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of June 30, 2023.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Operating lease cost	$718	$607	$1,387	$1,236
Short-term lease cost	427	362	821	802
Finance lease cost:
Amortization of right-of-use assets	302	297	603	599
Total lease cost	$1,447	$1,266	$2,811	$2,637

Supplemental balance sheet information related to leases is as follows (in thousands):

	June 30, 2023	December 31, 2022
Lease-related assets and liabilities
Operating lease right-of-use assets	$7,252	$7,875
Finance lease right-of-use assets (1)	831	1,427
Total right-of-use assets	$8,083	$9,302

Operating lease liabilities, current	$2,893	$2,793
Operating lease liabilities, noncurrent	13,026	13,877
Total operating lease liabilities	$15,919	$16,670
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases is as follows (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$1,511	$1,359
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$254	$1,316

Other supplemental operating lease information consists of the following:

	June 30, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term	7.2 years	7.6 years
Weighted average discount rate	4.8%	4.6%

Maturities of operating lease liabilities as of June 30, 2023 are as follows (in thousands):

Fiscal Year:	Operating Leases
2023 (remainder)	$1,487
2024	2,898
2025	2,460
2026	2,527
2027	2,534
Thereafter	8,167
Total lease payments	$20,073
Less: Imputed interest	(4,154)
Present value of operating lease liabilities	$15,919
Significant Judgments
Discount Rate
The majority of the Company’s leases are discounted using the Company’s collateralized incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate each quarter for collateralized loans with a maturity similar to the lease term.

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

The Company has initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process is expected to be completed in the third quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

During the three months ended June 30, 2023, the Company reassessed its sales tax exposure based on the states with a completed VDA process. The Company believes that it did not need to record any additional sales tax expense pertaining to the prior periods. The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $0.5 million and $0.1 million for the three months ended June 30, 2023 and 2022, respectively. The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $1.1 million and $1.1 million for the six months ended June 30, 2023 and 2022, respectively.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. The sales tax liability within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets was $6.9 million and $13.1 million as of June 30, 2023 and December 31, 2022, respectively.

9.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 22.7% and 26.4%, respectively. The Company’s decreased rate during the three months ended June 30, 2023 is primarily due to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 23.7% and 26.9%, respectively. The Company’s decreased rate during the six months ended June 30, 2023 is primarily due to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income.

The Company’s effective tax rates for the three and six months ended June 30, 2023 and 2022 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, nondeductible expenses for tax purposes, foreign rate differential, research and development credits and uncertain tax positions.

As of June 30, 2023 and December 31, 2022, the Company had $8.2 million and $6.7 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of June 30, 2023, the Company is not under audit in any jurisdiction that it operates within. The Company has filed its first set of post-spin tax returns including some international subsidiaries who have previously filed in their local jurisdictions. Depending on the jurisdictions in which the Company is filing, tax returns for the years from 2016 onwards are still open to examination by tax authorities.

10.    Stockholders’ Deficit
Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended June 30, 2023 and 2022, the Company repurchased 68,362 and 189,114 shares, respectively, under this program. During the six months ended June 30, 2023 and 2022, the Company repurchased 338,554 and 189,114 shares, respectively, under this program. Cumulatively as of June 30, 2023, 527,668 shares have been repurchased at an aggregate cost of $18.9 million (inclusive of excise tax of $0.1 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 21,538 and 32,956 shares, respectively. During the three and six months ended June 30, 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 7,897 and 27,819 shares, respectively.

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

(a) 2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of June 30, 2023, 2,724,739 shares were available to be used under the 2021 Plan.

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company granted 57,652 shares of restricted stock units during the six months ended June 30, 2023.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period). Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the six months ended June 30, 2023, the Company awarded zero market-based restricted stock awards and restricted stock units.

Restricted stock activity for the six months ended June 30, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	35,416	$38.42
Granted	—	—
Vested	(19,737)	37.77
Canceled	—	—
Nonvested at June 30, 2023	15,679	$39.24

As of June 30, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock awards of $0.2 million, which is expected to be recognized over a weighted-average period of 0.7 years.

Restricted stock unit activity for the six months ended June 30, 2023 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,082,451	$51.63
Granted	57,652	53.06
Vested	(74,120)	53.09
Canceled	(12,367)	57.32
Outstanding at June 30, 2023	1,053,616	$51.54	3.5	$32,662,096
Vested and expected to vest as of June 30, 2023	711,412	$52.62	3.0	$22,053,764

As of June 30, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock units of $31.1 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company capitalized $0.5 million and zero, respectively, of share-based compensation cost within property and equipment, net on its Condensed Consolidated Balance Sheets during the three months ended June 30, 2023 and 2022. During the six months ended June 30, 2023 and 2022, the Company capitalized $1.0 million and zero, respectively, of share-based compensation cost within property and equipment, net on its Condensed Consolidated Balance Sheets.

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

The plan includes a provision that allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature, to be used in the purchase price calculation. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 5.61% as of June 30, 2023.

For the three and six months ended June 30, 2023, 29,582 shares were purchased under the Purchase Plan. Cash received upon the issuance of Consensus common stock under the Purchase Plan during the three and six months ended June 30, 2023 was $0.9 million. As of June 30, 2023, 927,901 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

June 30, 2023
Risk-free interest rate	5.26%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	56.95%
Weighted average volatility	56.95%

12.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$21,058	$21,921	$36,516	$40,441
Net income available to participating securities (1)	(15)	(43)	(38)	(97)
Net income available to common shareholders from operations	$21,043	$21,878	$36,478	$40,344
Denominator:
Weighted-average outstanding shares of common stock	19,654,922	19,928,316	19,750,570	19,924,864
Dilutive effect of:
Equity incentive plans	6,929	24,262	17,292	63,532
Employee Stock Purchase Plan	350	15,762	5,036	13,707
Common stock and common stock equivalents	19,662,201	19,968,340	19,772,898	20,002,103
Net income per share from operations:
Basic	$1.07	$1.10	$1.85	$2.02
Diluted	$1.07	$1.10	$1.85	$2.02
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended June 30, 2023 and 2022, there were 747,416 and 507,282 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the six months ended June 30, 2023 and 2022, there were 655,495 and 499,956 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

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

The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
United States	$73,569	$71,901	$145,882	$141,494
Canada	13,118	12,230	25,952	24,335
Ireland	3,818	4,567	7,760	9,477
All other countries	2,287	2,417	4,652	5,107
Foreign countries	19,223	19,214	38,364	38,919
	$92,792	$91,115	$184,246	$180,413

The following presents the Company’s long-lived assets, excluding finite-lived intangible assets (in thousands):

	June 30, 2023	December 31, 2022
Long-lived assets:
United States	$74,603	$61,858
Canada	360	531
Ireland	278	167
All other countries	221	277
Foreign countries	859	975
Total	$75,462	$62,833

14.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises foreign currency translation adjustments, for the three months ended June 30, 2023 (in thousands):

Foreign Currency Translation
Balance as of April 1, 2023	$(16,030)
Other comprehensive loss	(971)
Net increase in other comprehensive loss	(971)
Balance as of June 30, 2023	$(17,001)

The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises foreign currency translation adjustments, for the six months ended June 30, 2023 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2023	$(19,108)
Other comprehensive income	2,107
Net increase in other comprehensive income	2,107
Balance as of June 30, 2023	$(17,001)
There were zero reclassifications out of accumulated other comprehensive loss for the three and six months ended June 30, 2023.

15.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that govern the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement (the “Agreements”). The TSA governs services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services are intended to cover any costs and expenses incurred in providing such services. As of June 30, 2023, a majority of the services provided under TSA were completed or terminated, with a select few services still winding down and set to terminate no later than October 7, 2023.

During the three months ended June 30, 2023 and 2022, the Company paid approximately $0.4 million and $11.5 million, respectively, and during the six months ended June 30, 2023 and 2022 the Company paid approximately $0.6 million and $11.5 million, respectively, to Ziff Davis to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.4 million in costs related to the registration of shares for sale held by Ziff Davis for the three and six months ended June 30, 2022. No costs were incurred in 2023 related to the registration of shares for sale held by Ziff Davis. These costs were recorded in general and administrative expenses within the Condensed Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of June 30, 2023 and December 31, 2022 (see Note 1 - Basis of Presentation). Amounts due to Ziff Davis as of June 30, 2023 and December 31, 2022 were zero and $0.2 million, respectively, related to these items, as well as reimbursement related to certain transaction related costs.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, inflationary pressures and elevated interest rates, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
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

In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises and other catastrophic events outside of our control.

Overview

Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately one million customers of all sizes, from enterprises to individuals, approximately 50 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from the COVID-19 pandemic, Russia’s invasion of Ukraine, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal year 2022 and through the second quarter of 2023, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees, including as a result of COVID-19-related absences, and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key operating metrics for our operations for the three and six months ended June 30, 2023 and 2022 (in thousands, except for percentages):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenue ($ in thousands)
Corporate	$50,361	$48,867	$99,768	$95,386
Small office home office (“SoHo”)	42,429	42,228	84,459	85,007
	92,790	91,095	184,227	180,393
Other revenues	2	20	19	20
Consolidated	$92,792	$91,115	$184,246	$180,413
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$316.55	$354.99	$316.15	$347.47
SoHo	$15.69	$13.87	$15.39	$13.88
Consolidated	$32.41	$28.64	$31.75	$28.19

Customer Accounts (in thousands) (1)
Corporate	54	46	54	46
SoHo	889	1,002	889	1,002
Consolidated	943	1,048	943	1,048

Paid Adds (in thousands) (3)
Corporate	3	4	6	7
SoHo	74	96	153	196
Consolidated	77	100	159	203

Monthly Churn % (4)
Corporate	1.26%	1.88%	1.32%	1.96%
SoHo	3.57%	3.87%	3.66%	3.68%
Consolidated	3.44%	3.79%	3.54%	3.61%
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

Critical Accounting Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. During the six months ended June 30, 2023, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2023 and 2022

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

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
Revenues	$92,792	$91,115	2%	$184,246	$180,413	2%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $1.7 million or 2% over the prior comparable three month period. Our growth was primarily due to an increase of $1.5 million or 3% in our corporate business and an increase of $0.2 million or 1% in our SoHo business.

Revenues increased by $3.8 million or 2% over the prior comparable six month period. Our growth was primarily due to an increase of $4.4 million or 5% in our corporate business; partially offset by an anticipated decline of $0.6 million or 1% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
Cost of revenues	$17,246	$15,587	11%	$34,754	$30,692	13%
As a percent of revenue	19%	17%		19%	17%

Cost of revenues is primarily comprised of costs associated with data transmission, network operations, customer service, software licenses for resale, online processing fees and equipment depreciation.

The increase in cost of revenues for the three months ended June 30, 2023 was primarily due to an increase of $1.1 million in personnel-related expenses and $0.4 million in depreciation associated with platform development costs compared to the prior comparable three month period.

The increase in cost of revenues for the six months ended June 30, 2023 was primarily due to an increase of $2.3 million in personnel-related expenses and $1.4 million in depreciation associated with platform development costs compared to the prior comparable six month period.

Operating Expenses

Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
Sales and marketing	$17,507	$16,394	7%	$34,400	$32,224	7%
As a percent of revenue	19%	18%		19%	18%

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

Sales and marketing costs for the three months ended June 30, 2023 were $17.5 million (primarily consisting of $10.0 million of third-party advertising costs and $7.0 million of personnel costs) compared to the prior period of $16.4 million (primarily consisting of $10.3 million of third-party advertising costs and $5.9 million of personnel costs). The increase in sales and marketing expenses for the three months ended June 30, 2023 versus the prior comparable period was primarily due to increased personnel-related expenses, partially offset by a reduction of third-party advertising spend.

Sales and marketing costs for the six months ended June 30, 2023 were $34.4 million (primarily consisting of $19.1 million of third-party advertising costs and $14.2 million of personnel costs) compared to the prior period of $32.2 million (primarily consisting of $20.4 million of third-party advertising costs and $11.5 million of personnel costs). The increase in sales and marketing expenses for the six months ended June 30, 2023 versus the prior comparable period was primarily due to increased personnel-related expenses, partially offset by a reduction of third-party advertising spend.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
Research, development and engineering	$1,765	$2,741	(36)%	$3,669	$5,077	(28)%
As a percent of revenue	2%	3%		2%	3%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering costs for the three and six months ended June 30, 2023 versus the prior comparable period was primarily attributable to increased capitalization of personnel-related expenses due to our continued focus on internally developing our platform, products and solutions as well as a reduction in external development costs partially offset by an increase in personnel-related expenses.

General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2023	2022		2023	2022
General and administrative	$17,432	$15,816	10%	$38,584	$33,185	16%
As a percent of revenue	19%	17%		21%	18%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The increase in general and administrative expenses for the three months ended June 30, 2023 versus prior comparable period was primarily due to increased expenses of $1.8 million in bad debt expense, $0.5 million in computer equipment costs and $0.5 million in personnel-related expenses; partially offset by a $1.3 million reduction in professional fees and the absence of expenses of $0.4 million related to the registration of shares for sale held by Ziff Davis that were incurred in the second quarter of 2022.

The increase in general and administrative expenses for the six months ended June 30, 2023 versus prior comparable period was primarily due to increased expenses of $3.2 million in bad debt expense, $1.2 million in personnel-related expenses and $0.9 million in professional fees primarily in connection with the year-end audit; partially offset by the absence of expenses of $0.4 million related to the registration of shares for sale held by Ziff Davis that were incurred in the second quarter of 2022.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Cost of revenues	$334	$216	$630	$439
Operating expenses:
Sales and marketing	387	270	759	543
Research, development and engineering	52	340	92	696
General and administrative	3,890	4,097	8,322	8,648
Total	$4,663	$4,923	$9,803	$10,326

Non-Operating Income and Expenses

Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense for the three months ended June 30, 2023 and 2022 was $12.8 million and $12.4 million, respectively. Interest expense for the six months ended June 30, 2023 and 2022 was $25.4 million and $25.6 million, respectively. Interest expense for both periods included interest expense on $805.0 million of debt associated with the 2026 and 2028 senior notes. Interest expense for the three and six months ended June 30, 2023 was reduced by $0.5 million and $1.0 million of capitalized interest, respectively, that did not occur during 2022.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.7 million and zero for the three months ended June 30, 2023 and 2022, respectively. Interest income was $0.7 million and zero for the six months ended June 30, 2023 and 2022, respectively. Interest income was higher compared to the prior comparable periods due to investments in money market funds starting in 2023.

Other (expense) income, net. Our other (expense) income, net is generated primarily from miscellaneous items and gains or losses on currency exchange. Other (expense) income, net for the three months ended June 30, 2023 and 2022 was $0.6 million and $1.6 million, respectively. Other (expense) income, net for the six months ended June 30, 2023 and 2022 was $(0.3) million and $1.8 million, respectively. Changes in other (expense) income, net in three month period was driven by lower foreign exchange gains when compared to the prior comparable period. Changes in other (expense) income, net in six month period was driven by higher foreign exchange losses when compared to the prior comparable period.

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

Provision for income taxes for the three months ended June 30, 2023 and 2022 was $6.2 million and $7.9 million, respectively. Provision for income taxes for the six months ended June 30, 2023 and 2022 was $11.3 million and $14.9 million, respectively.

The Company’s effective tax rate for the three months ended June 30, 2023 and 2022 was 22.7% and 26.4%, respectively. The Company’s effective tax rate for the six months ended June 30, 2023 and 2022 was 23.7% and 26.9%, respectively. The decrease in our effective income tax rate for the three and six months ended June 30, 2023 was primarily attributable to a reduction in nondeductible expenses, primarily consisting of sales tax penalties and the change in the geographical mix of income.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At June 30, 2023, we had cash and cash equivalents of $112.0 million compared to $94.2 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from cash provided by operations; partially offset by cash used in the repurchase of commons stock, purchases of property and equipment (including capitalized labor) and the purchase of investments. As of June 30, 2023, cash and cash equivalents held within domestic and foreign jurisdictions were $35.2 million and $76.8 million, respectively.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2023, no amount has been drawn down on the Credit Facility.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of June 30, 2023, we had outstanding $805.0 million in aggregate principal amount of indebtedness (see Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements). As of June 30, 2023, our total minimum lease payments are $20.1 million (see Note 7 - Leases of the Notes to the Condensed Consolidated Financial Statements). As of June 30, 2023, our liability for uncertain tax positions was $8.2 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months and the foreseeable future.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended June 30, 2023 and 2022, the Company repurchased 68,362 and 189,114, respectively, shares under this program. During the six months ended June 30, 2023 and 2022, the Company repurchased 338,554 and 189,114 shares, respectively, under this program. Cumulatively as of June 30, 2023, 527,668 shares have been repurchased at an aggregate cost of $18.9 million (inclusive of excise tax of $0.1 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and six months ended June 30, 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 21,538 and 32,956 shares, respectively. During the three and six months ended June 30, 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 7,897 and 27,819 shares, respectively.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $52.1 million and $52.2 million for the six months ended June 30, 2023 and 2022, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. Net cash provided by operating activities was consistent period over period, however the net cash provided by operating activities in 2023 included a larger decrease in accounts payable and accrued expenses and a larger increase in accounts receivable in 2023, as well as a decrease in deferred revenue in 2023 compared to an increase in deferred revenue in 2022. Largely offsetting these items were increases in the provision for doubtful accounts and deferred income taxes, net in 2023.

Net cash used in investing activities was $22.7 million and $29.1 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023, net cash used in investing activities was primarily attributed to capital expenditures associated with the purchase of property and equipment (including capitalized labor) and the purchase of investments. For the six months ended June 30, 2022, net cash used in investing activities was primarily due to business and asset acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized labor). The decrease in our net cash used in investing activities in 2023 compared to 2022 was due to a lower cash outlay related to the purchase of investments in 2023, compared to a higher cash outlay associated with a business acquisition in 2022, partially offset by an increase in capital expenditures associated with the purchase of property and equipment (including capitalized labor) in 2023.

Net cash used in financing activities was $11.5 million and $8.8 million for the six months ended June 30, 2023 and 2022, respectively. For the six months ended June 30, 2023 and 2022, net cash used in financing activities was primarily due to the repurchase of common stock and the payment of employee income tax obligations related to the net settlement of equity awards. The change in net cash used in financing activities in 2023 compared to 2022 was primarily attributable to an increase in cash outflows related to the repurchase of common stock in 2023 compared to 2022.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. As of June 30, 2023 and December 31, 2022, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $112.0 million and $94.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange gain (loss) for the three and six months ended June 30, 2023 was $0.6 million and $(0.3) million, respectively. Foreign exchange gain for the three and six months ended June 30, 2022 was $1.6 million and $1.8 million, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment loss, included in other comprehensive income for the three months ended June 30, 2023 and 2022 was $1.0 million and $4.3 million, respectively. Cumulative translation adjustment gain (loss), included in other comprehensive income for the six months ended June 30, 2023 and 2022 was $2.1 million and $(6.5) million, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended June 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting, described below.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, where a reasonable possibility exists that a material misstatement of our annual or interim financial statements may not be prevented or detected on a timely basis.

Previously Reported Material Weaknesses
As previously described in the Company’s Annual Report on Form 10-K dated March 31, 2023, for the year ended December 31, 2022, the Company has identified the following material weaknesses in our internal control over financial reporting:

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

Remediation Measures
We have identified and begun to implement several steps, as further described below, designed to remediate the foregoing material weaknesses and to enhance our overall control environment. To remediate these material weaknesses, we began the year ending December 31, 2023 with the appropriate level of resources and technical expertise in finance, accounting, financial reporting and tax departments compared to the first half of the year ended December 31, 2022. During the fourth quarter of 2022, we implemented Blackline’s Modern Accounting Playbook software to bolster our internal controls over balance sheet account reconciliations in 2023. As part of the 2022 year end close, we performed enhanced revenue reconciliation procedures in response to the errors identified and disclosed in our the Current Report on Form 8-K that the Company filed with the SEC on February 22, 2023, and will continue these practices throughout fiscal year 2023. During the first and second quarters of fiscal year 2023, we implemented new internal controls to address the segregation of duties related to select system access findings previously identified. We expanded the use of our financial reporting team’s SEC experts to ensure technical accounting memos and related documentation were prepared and reviewed timely with regard to significant unusual transactions. We continue to address and implement new accounting policies and management review controls over analysis, schedules and reports that support revenue recognition, bad debt reserve and financial reporting processes to minimize the risk of reporting errors. Lastly, we engaged our employees in training programs and workshops to bolster awareness and education of internal control documentation requirements.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The material weaknesses cannot be fully remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As planned and anticipated, we are on schedule to execute our testing plans during the third and fourth quarters of 2023.

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The following table summarizes the share repurchase activity for the three months ended June 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
April 1 - 30, 2023	—	$—	—	$83,206
May 1 - 31, 2023	—	—	—	83,206
June 1 - 30, 2023	68,362	29.98	68,362	81,157
	68,362		68,362	$81,157
(1) Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.

Item 3. Defaults Upon Senior Securities

Not applicable.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

(c)    Trading Plans

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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2023 and 2022, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	August 9, 2023	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 9, 2023	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)