Form 10-Q
period 2023-09-30
Consensus Cloud Solutions, Inc.
filed 2023-11-09
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 6, 2023, there were approximately 19,153,600 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2023	December 31, 2022
ASSETS
Cash and cash equivalents	$155,682	$94,164
Accounts receivable, net of allowances of $5,629 and $4,681, respectively	29,727	28,029
Prepaid expenses and other current assets	7,178	14,335
Total current assets	192,587	136,528
Property and equipment, net	75,210	54,958
Operating lease right-of-use assets	7,106	7,875
Intangibles, net	45,994	49,156
Goodwill	346,060	346,585
Deferred income taxes	33,927	35,981
Other assets	5,633	2,816
TOTAL ASSETS	$706,517	$633,899

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$52,854	$41,402
Income taxes payable, current	6,966	2,548
Deferred revenue, current	22,373	24,579
Operating lease liabilities, current	2,870	2,793
Total current liabilities	85,063	71,322
Long-term debt	795,333	793,865
Deferred revenue, noncurrent	2,282	2,319
Operating lease liabilities, noncurrent	12,848	13,877
Liability for uncertain tax positions	9,048	6,725
Deferred income taxes	938	728
Other long-term liabilities	293	324
TOTAL LIABILITIES	905,805	889,160
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,182,262 and 20,105,545 shares and total outstanding is 19,502,195 and 19,916,431 shares as of September 30, 2023 and December 31, 2022, respectively	202	201
Treasury stock, at cost (680,067 and 189,114 shares as of September 30, 2023 and December 31, 2022, respectively)	(22,728)	(7,596)
Additional paid-in capital	36,362	21,650
Accumulated deficit	(189,885)	(250,408)
Accumulated other comprehensive loss	(23,239)	(19,108)
TOTAL STOCKHOLDERS’ DEFICIT	(199,288)	(255,261)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$706,517	$633,899

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues	$90,562	$91,777	$274,808	$272,190

Cost of revenues (1)	16,853	15,419	51,607	46,111
Gross profit	73,709	76,358	223,201	226,079
Operating expenses:
Sales and marketing (1)	15,319	16,626	49,719	48,850
Research, development and engineering (1)	1,677	3,236	5,346	8,313
General and administrative (1)	17,798	23,839	56,382	57,024
Total operating expenses	34,794	43,701	111,447	114,187
Income from operations	38,915	32,657	111,754	111,892
Interest expense	(12,615)	(13,941)	(37,998)	(39,573)
Interest income	1,519	—	2,184	—
Other income, net	3,725	2,992	3,445	4,742
Income before income taxes	31,544	21,708	79,385	77,061
Income tax expense	7,537	6,338	18,862	21,250
Net income	$24,007	$15,370	$60,523	$55,811

Net income per common share:
Basic	$1.22	$0.78	$3.07	$2.80
Diluted	$1.22	$0.77	$3.07	$2.79

Weighted average shares outstanding:
Basic	19,627,188	19,791,019	19,708,991	19,879,759
Diluted	19,647,855	19,873,138	19,730,765	19,958,624

(1) Includes share-based compensation expense as follows:
Cost of revenues	$309	$219	$939	$658
Sales and marketing	375	269	1,134	812
Research, development and engineering	61	390	153	1,086
General and administrative	3,009	3,878	11,331	12,526
Total	$3,754	$4,756	$13,557	$15,082

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022

Net income	$24,007	$15,370	$60,523	$55,811
Other comprehensive loss:
Foreign currency translation adjustment	(6,238)	(11,411)	(4,131)	(17,872)
Other comprehensive loss	(6,238)	(11,411)	(4,131)	(17,872)
Comprehensive income	$17,769	$3,959	$56,392	$37,939

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2023	2022
Cash flows from operating activities:
Net income	$60,523	$55,811
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	13,053	11,359
Amortization of financing costs and discounts	1,526	1,391
Non-cash operating lease costs	1,304	1,130
Share-based compensation	13,557	15,082
Provision for doubtful accounts	4,409	(60)
Deferred income taxes, net	2,029	(2,435)
Other	30	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(6,126)	(4,852)
Prepaid expenses and other current assets	7,144	(83)
Other assets	1,182	(1,097)
Increase (decrease) in:
Accounts payable and accrued expenses	10,210	19,991
Income taxes payable	4,615	(805)
Deferred revenue	(2,088)	(297)
Operating lease liabilities	(1,578)	(1,389)
Liability for uncertain tax positions	2,323	2,174
Other liabilities	(34)	(6,648)
Net cash provided by operating activities	112,079	89,272
Cash flows from investing activities:
Purchases of property and equipment	(28,725)	(21,060)
Acquisition of businesses, net of cash received	—	(12,230)
Purchase of investments	(4,000)	—
Purchases of intangible assets	—	(1,000)
Net cash used in investing activities	(32,725)	(34,290)
Cash flows from financing activities:
Debt issuance costs	—	(232)
Proceeds from the issuance of common stock under employee stock purchase plan	871	631
Repurchase of common stock	(13,716)	(7,596)
Taxes paid related to net share settlement	(1,245)	(1,698)
Net cash used in financing activities	(14,090)	(8,895)
Effect of exchange rate changes on cash and cash equivalents	(3,746)	(9,182)
Net change in cash and cash equivalents	61,518	36,905
Cash and cash equivalents at beginning of period	94,164	66,778
Cash and cash equivalents at end of period	$155,682	$103,683

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, July 1, 2022	20,015,838	$200	$12,245	(189,114)	$(7,596)	$(281,738)	$(23,318)	$(300,207)
Net income	—	—	—	—	—	15,370	—	15,370
Other comprehensive loss	—	—	—	—	—	—	(11,411)	(11,411)
Vested restricted stock	3,018	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(1,906)	—	(108)	—	—	—	—	(108)
Share-based compensation	—	—	4,756	—	—	—	—	4,756
Reclassifications related to the Separation	—	—	—	—	—	(679)	—	(679)
Balance, September 30, 2022	20,016,950	$200	$16,893	(189,114)	$(7,596)	$(267,047)	$(34,729)	$(292,279)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, July 1, 2023	20,176,291	$202	$32,182	(527,668)	$(18,937)	$(213,892)	$(17,001)	$(217,446)
Net income	—	—	—	—	—	24,007	—	24,007
Other comprehensive loss	—	—	—	—	—	—	(6,238)	(6,238)
Vested restricted stock	8,383	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(2,412)	—	(70)	—	—	—	—	(70)
Repurchase of common stock	—	—	—	(152,399)	(3,791)	—	—	(3,791)
Share-based compensation	—	—	4,250	—	—	—	—	4,250
Balance, September 30, 2023	20,182,262	$202	$36,362	(680,067)	$(22,728)	$(189,885)	$(23,239)	$(199,288)

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2022	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	55,811	—	55,811
Other comprehensive loss	—	—	—	—	—	—	(17,872)	(17,872)
Vested restricted stock	52,289	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(29,725)	—	(1,698)	—	—	—	—	(1,698)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	(7,596)
Share-based compensation	—	—	15,082	—	—	—	—	15,082
Issuance of shares under ESPP	15,806	—	631	—	—	—	—	631
Reclassifications related to the Separation	—	—	—	—	—	(3,972)	—	(3,972)
Balance, September 30, 2022	20,016,950	$200	$16,893	(189,114)	$(7,596)	$(267,047)	$(34,729)	$(292,279)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2023	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	60,523	—	60,523
Other comprehensive income	—	—	—	—	—	—	(4,131)	(4,131)
Vested restricted stock	82,503	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(35,368)	—	(1,245)	—	—	—	—	(1,245)
Repurchase of common stock	—	—	—	(490,953)	(15,132)	—	—	(15,132)
Share-based compensation	—	—	15,087	—	—	—	—	15,087
Issuance of shares under ESPP	29,582	—	871	—	—	—	—	871
Balance, September 30, 2023	20,182,262	$202	$36,362	(680,067)	$(22,728)	$(189,885)	$(23,239)	$(199,288)

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

Consensus Cloud Solutions, Inc. Spin-Off

On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of September 30, 2023 and December 31, 2022 (see Note 16 - Related Party Transactions).

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

Use of Estimates

The preparation of condensed consolidated financial statements in accordance with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, share-based compensation expense, impairment or disposal of long-lived and intangible asset impairment, income taxes, contingencies and allowances for doubtful accounts. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to factors such as inflationary pressures and elevated interest rates.

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of long-lived assets may not be recoverable. No impairment was recorded during the nine months ended September 30, 2023 and 2022.

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

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized, but tested annually for impairment or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. No impairment was recorded during the nine months ended September 30, 2023 or 2022.

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

As of September 30, 2023 the carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with ASC 321 was $4.0 million and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the three and nine months ended September 30, 2023, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.

Income Taxes

The Company’s income is subject to taxation in both the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 10 - Income Taxes).

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, a 1% excise tax on the fair market value of net share buy-backs, in addition to multiple incentives to the clean energy industry (see Note 11 - Stockholders' Equity).

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

Share-Based Compensation

The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and award cancellation rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, the Company may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact the Company’s results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award (see Note 12 - Equity Incentive and Employee Stock Purchase Plan).

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

Segment Reporting

FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker for making operating and investment decisions and for assessing performance. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 14 - Segment Information).

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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the accounting standards codification in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Corporate	$50,430	$48,974	$150,198	$144,360
Small office home office (“SoHo”)	40,129	42,801	124,588	127,808
Other	3	2	22	22
Total revenues	$90,562	$91,777	$274,808	$272,190

Timing of revenue recognition
Point in time	$112	$135	$410	$572
Over time	90,450	91,642	274,398	271,618
Total	$90,562	$91,777	$274,808	$272,190

The Company has recorded $4.2 million and $4.0 million of revenue for the three months ended September 30, 2023 and 2022, respectively, and $20.2 million and $19.2 million of revenue for the nine months ended September 30, 2023 and 2022, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents are comprised of money market funds and foreign and domestic bank accounts. The Company had $144.9 million and zero of money market funds as of September 30, 2023 and December 31, 2022, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 6 - Debt). The carrying value of long-term debt is reflected in the financial statements at cost.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, other intangible assets, fixed assets, and equity securities without a readily determinable fair value are reported at carrying value, or at fair value as of their acquisition dates, and are not required to be measured at fair value on a recurring basis. However, on a periodic basis (at least annually for goodwill and indefinite-lived intangibles or whenever events or changes in circumstances indicate that the carrying value of an asset may not be recoverable), non-financial assets are assessed for impairment. If impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

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

The changes in carrying amounts of goodwill for the nine months ended September 30, 2023 are as follows (in thousands):

Amount
Balance as of January 1, 2023	$346,585
Foreign exchange translation	(525)
Balance as of September 30, 2023	$346,060

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of September 30, 2023 and December 31, 2022 as follows (in thousands):

	September 30, 2023	December 31, 2022
Trade names	$27,330	$27,337
Other	4,045	4,045
Total	$31,375	$31,382

Intangible Assets Subject to Amortization:

As of September 30, 2023, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.4 years	$8,133	$7,690	$443
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.7 years	107,593	95,646	11,947
Other purchased intangibles	1.9 years	11,981	9,752	2,229
Total		$182,048	$167,429	$14,619
(1) The Company amortizes its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, which may not correlate to the overall life of the asset.

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
(1) The Company amortizes its customer relationship assets in a pattern that best reflects the pace in which the assets’ benefits are consumed. This pattern results in a substantial majority of the amortization expense being recognized in the first four to five years, which may not correlate to the overall life of the asset.

Expected amortization expenses for intangible assets subject to amortization at September 30, 2023 are as follows (in thousands):

Fiscal Year:	Amount
2023 (remainder)	$1,057
2024	3,528
2025	2,638
2026	2,128
2027	1,425
Thereafter	3,843
Total	$14,619

Amortization expense was $1.0 million and $1.2 million for the three months ended September 30, 2023 and 2022, respectively, and $3.2 million and $3.8 million for the nine months ended September 30, 2023 and 2022, respectively.

6.    Debt
Long-term debt consists of the following (in thousands):

	September 30, 2023	December 31, 2022
2026 Senior Notes	$305,000	$305,000
2028 Senior Notes	500,000	500,000
Total Notes	805,000	805,000
Less: Deferred issuance costs	(9,667)	(11,135)
Total long-term debt	$795,333	$793,865

At September 30, 2023, future principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2023 (remainder)	$—
2024	—
2025	—
2026	305,000
2027	—
Thereafter	500,000
Total	$805,000

The Company capitalized $0.7 million and zero of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended September 30, 2023 and 2022, respectively, and $1.8 million and zero during the nine months ended September 30, 2023 and 2022, respectively.

2026 Senior Notes

On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2026 Senior Notes was approximately $281.0 million and $282.8 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

2028 Senior Notes

On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 16 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes were presented as long-term debt, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2023.

As of September 30, 2023 and December 31, 2022, the estimated fair value of the 2028 Senior Notes was approximately $426.9 million and $459.4 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of September 30, 2023, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of September 30, 2023.

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

The Company accounts for operating leases greater than one year by recognizing the lease payments in general and administrative expenses in the Condensed Consolidated Statements of Income. Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Amortization of finance lease right-of-use assets is included in general and administrative expenses in the Condensed Consolidated Statements of Income. Interest related to finance lease right-of-use assets, if any, is included in interest expense in the Condensed Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the
Condensed Consolidated Statements of Income, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Operating lease cost	$678	$604	$2,065	$1,840
Short-term lease cost	395	384	1,216	1,186
Finance lease cost:
Amortization of right-of-use assets	224	297	827	897
Total lease cost	$1,297	$1,285	$4,108	$3,923

Supplemental balance sheet information related to leases is as follows (in thousands):

	September 30, 2023	December 31, 2022
Lease-related assets and liabilities
Operating lease right-of-use assets	$7,106	$7,875
Finance lease right-of-use assets (1)	604	1,427
Total right-of-use assets	$7,710	$9,302

Operating lease liabilities, current	$2,870	$2,793
Operating lease liabilities, noncurrent	12,848	13,877
Total operating lease liabilities	$15,718	$16,670
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases is as follows (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,248	$2,085
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$542	$1,316

Other supplemental operating lease information consists of the following:

	September 30, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term	6.9 years	7.6 years
Weighted average discount rate	4.8%	4.6%

Maturities of operating lease liabilities as of September 30, 2023 are as follows (in thousands):

Fiscal Year:	Operating Leases
2023 (remainder)	$752
2024	2,939
2025	2,748
2026	2,525
2027	2,534
Thereafter	8,167
Total lease payments	$19,665
Less: Imputed interest	(3,947)
Present value of operating lease liabilities	$15,718
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

The Company initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process was substantially completed in the third quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

During the three months ended September 30, 2023, the Company reassessed its sales tax exposure. The Company believes that it did not need to record any additional sales tax expense pertaining to the prior periods. The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $0.8 million and $8.4 million for the three months ended September 30, 2023 and 2022, respectively. The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $2.0 million and $9.5 million for the nine months ended September 30, 2023 and 2022, respectively.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. The sales tax liability within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets was $7.4 million and $13.1 million as of September 30, 2023 and December 31, 2022, respectively.

9.     Other Balance Sheet Account Details
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2023	December 31, 2022
Accounts payable	$7,012	$6,288
Accrued sales and other taxes	8,908	13,865
Accrued interest	23,382	10,717
Accrued compensation	5,928	2,755
Accrued advertising expenses	2,608	3,545
Other accrued expenses	5,016	4,232
Total	$52,854	$41,402

10.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 23.9% and 29.2%, respectively. The Company’s decreased rate during the three months ended September 30, 2023 is primarily due to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 23.8% and 27.6%, respectively. The Company’s decreased rate during the nine months ended September 30, 2023 is primarily due to a reduction in nondeductible expenses for tax purposes and the change in the geographical mix of income.

The Company’s effective tax rates for the three and nine months ended September 30, 2023 and 2022 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, nondeductible expenses for tax purposes, foreign rate differential, research and development credits and uncertain tax positions.

As of September 30, 2023 and December 31, 2022, the Company had $9.0 million and $6.7 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits

The Company files tax returns in the US, Ireland, Netherlands, France, Canada, Japan and Hong Kong. As of September 30, 2023, the Company is not under audit in any jurisdiction that it operates within. The Company has filed its first set of post-spin tax returns including some international subsidiaries who have previously filed in their local jurisdictions. Depending on the jurisdictions in which the Company is filing, tax returns for the years from 2016 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended September 30, 2023 and 2022, the Company repurchased 152,399 and zero shares, respectively, at an aggregate cost of $3.8 million and zero, respectively, under this program. During the nine months ended September 30, 2023 and 2022, the Company repurchased 490,953 and 189,114 shares, respectively, at an aggregate cost of $15.1 million (inclusive of excise tax of $0.1 million) and $7.6 million, respectively, under this program. Cumulatively as of September 30, 2023, 680,067 shares have been repurchased under this program at an aggregate cost of $22.7 million (inclusive of excise tax of $0.1 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 2,412 and 35,368 shares, respectively. During the three and nine months ended September 30, 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 1,906 and 29,725 shares, respectively.

Dividends

The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 6 - Debt).

12.    Equity Incentive and Employee Stock Purchase Plan

The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “Purchase Plan”). Each plan is described below.

(a) 2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of September 30, 2023, 2,727,438 shares were available to be used under the 2021 Plan.

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

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period). Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the nine months ended September 30, 2023, the Company awarded zero market-based restricted stock awards and restricted stock units.

Restricted stock activity for the nine months ended September 30, 2023 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	35,416	$38.42
Granted	—	—
Vested	(19,737)	37.77
Canceled	—	—
Nonvested at September 30, 2023	15,679	$39.24

As of September 30, 2023, the Company had unrecognized share-based compensation expense related to its restricted stock awards of $0.2 million, which is expected to be recognized over a weighted-average period of 0.4 years.

Restricted stock unit activity for the nine months ended September 30, 2023 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (in years)	Aggregate Intrinsic Value
Outstanding at January 1, 2023	1,082,451	$51.63
Granted	67,475	50.01
Vested	(82,503)	53.32
Canceled	(22,477)	57.37
Outstanding at September 30, 2023	1,044,946	$51.27	3.3	$26,311,740
Vested and expected to vest as of September 30, 2023	711,335	$52.37	2.8	$17,911,410

As of September 30, 2023, the Company had unrecognized share-based compensation expense related to its restricted stock units of $26.4 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company capitalized $0.5 million and zero of share-based compensation expense during the three months ended September 30, 2023 and 2022, respectively, and $1.5 million and zero of share-based compensation expense during the nine months ended September 30, 2023 and 2022, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.

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

The plan includes a provision that allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature, to be used in the purchase price calculation. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and the Company to recognize compensation expense. The compensation expense is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by the Company’s Board of Directors. Estimated forfeiture rates were 5.61% as of September 30, 2023.

For the three and nine months ended September 30, 2023, zero and 29,582 shares were purchased under the Purchase Plan, respectively. Cash received upon the issuance of Consensus common stock under the Purchase Plan during the three and nine months ended September 30, 2023 was zero and $0.9 million, respectively. As of September 30, 2023, 927,901 shares were available under the Purchase Plan for future issuance.

The compensation expense related to the current offering period of the Purchase Plan has been estimated utilizing the following assumptions:

September 30, 2023
Risk-free interest rate	5.26%
Expected term (in years)	0.5
Dividend yield	0.00%
Expected volatility	56.95%
Weighted average volatility	56.95%

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$24,007	$15,370	$60,523	$55,811
Net income available to participating securities (1)	(12)	(24)	(52)	(119)
Net income available to common shareholders from operations	$23,995	$15,346	$60,471	$55,692
Denominator:
Weighted-average outstanding shares of common stock	19,627,188	19,791,019	19,708,991	19,879,759
Dilutive effect of:
Equity incentive plans	12,649	66,356	15,744	64,473
Employee Stock Purchase Plan	8,018	15,763	6,030	14,392
Common stock and common stock equivalents	19,647,855	19,873,138	19,730,765	19,958,624
Net income per share from operations:
Basic	$1.22	$0.78	$3.07	$2.80
Diluted	$1.22	$0.77	$3.07	$2.79
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended September 30, 2023 and 2022, there were 836,655 and 499,584 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the nine months ended September 30, 2023 and 2022, there were 704,837 and 499,476 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

14.    Segment Information

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

The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
United States	$71,724	$72,720	$217,606	$214,214
Canada	13,091	12,679	39,043	37,013
Ireland	3,571	4,309	11,331	13,785
All other countries	2,176	2,069	6,828	7,178
Foreign countries	18,838	19,057	57,202	57,976
	$90,562	$91,777	$274,808	$272,190

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	September 30, 2023	December 31, 2022
Long-lived assets:
United States	$81,632	$61,858
Canada	278	531
Ireland	250	167
All other countries	156	277
Foreign countries	684	975
Total	$82,316	$62,833

15.    Accumulated Other Comprehensive Loss

The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises foreign currency translation adjustments, for the three months ended September 30, 2023 (in thousands):

Foreign Currency Translation
Balance as of July 1, 2023	$(17,001)
Other comprehensive loss	(6,238)
Net increase in other comprehensive loss	(6,238)
Balance as of September 30, 2023	$(23,239)

The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises foreign currency translation adjustments, for the nine months ended September 30, 2023 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2023	$(19,108)
Other comprehensive loss	(4,131)
Net increase in other comprehensive loss	(4,131)
Balance as of September 30, 2023	$(23,239)
There were zero reclassifications out of accumulated other comprehensive loss for the three and nine months ended September 30, 2023.

16.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that governed the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement (the “Agreements”). The TSA governed services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services were intended to cover any costs and expenses incurred in providing such services. As of September 30, 2023, a majority of the services provided under the TSA were completed or terminated. The TSA terminated on October 7, 2023.

The Company paid approximately $0.1 million and $7.2 million during the three months ended September 30, 2023 and 2022, respectively, and approximately $0.6 million and $18.7 million, during the nine months ended September 30, 2023 and 2022, respectively, to Ziff Davis to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.1 million and $0.6 million, respectively, in costs related to the registration of shares for sale held by Ziff Davis for the three and nine months ended September 30, 2022. No costs were incurred in 2023 related to the registration of shares for sale held by Ziff Davis. These costs were recorded in general and administrative expenses within the Condensed Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of September 30, 2023 and December 31, 2022 (see Note 1 - Basis of Presentation). Amounts due to Ziff Davis as of September 30, 2023 and December 31, 2022 were $0.1 million and $0.2 million, respectively. These amounts are recorded within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

17.    Subsequent Event

On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes. The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, recent global conflicts, inflationary pressures, elevated interest rates, and the prospect of a U.S. federal government shutdown, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
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

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from recent global conflicts, inflationary pressures, supply chain disruptions and challenges and labor market pressures. During fiscal year 2022 and through the third quarter of 2023, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key operating metrics for our operations for the three and nine months ended September 30, 2023 and 2022 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenue ($ in thousands)
Corporate	$50,430	$48,974	$150,198	$144,360
Small office home office (“SoHo”)	40,129	42,801	124,588	127,808
	90,559	91,775	274,786	272,168
Other revenues	3	2	22	22
Consolidated	$90,562	$91,777	$274,808	$272,190
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$312.45	$348.94	$314.92	$347.96
SoHo	$15.31	$14.41	$15.37	$14.06
Consolidated	$32.54	$29.51	$32.02	$28.63

Customer Accounts (in thousands) (1)
Corporate	54	47	54	47
SoHo	859	978	859	978
Consolidated	913	1,025	913	1,025

Paid Adds (in thousands) (3)
Corporate	3	4	9	11
SoHo	64	86	217	283
Consolidated	67	90	226	294

Monthly Churn % (4)
Corporate	1.49%	1.71%	1.38%	1.88%
SoHo	3.49%	3.60%	3.61%	3.66%
Consolidated	3.37%	3.51%	3.48%	3.58%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the quarter or year-to-date period, calculated as follows: Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. Monthly ARPA on an year-to-date basis is calculated by dividing revenue for the year-to-date period by the average customer base for the applicable period and dividing that amount by the respective period. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the periods presented.
(4)Monthly churn is defined as Consensus paying customer accounts that cancelled its services during the period divided by the average number of customers over the period. This measure is calculated monthly and expressed as an average over the applicable period.

Critical Accounting Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2022 Annual Report on Form 10-K filed with the SEC on March 31, 2023. During the nine months ended September 30, 2023, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2023 and 2022

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

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
Revenues	$90,562	$91,777	(1)%	$274,808	$272,190	1%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues decreased by $1.2 million or 1% for the three months ended September 30, 2023 over the prior comparable three month period. The decline in revenues was due to an anticipated decline of $2.7 million or 6% in our SoHo business; partially offset by an increase of $1.5 million or 3% in our corporate business.

Revenues increased by $2.6 million or 1% for the nine months ended September 30, 2023 . Our growth was due to an increase of $5.8 million or 4% in our corporate business; partially offset by an anticipated decline of $3.2 million or 3% in our SoHo business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
Cost of revenues	$16,853	$15,419	9%	$51,607	$46,111	12%
As a percent of revenue	19%	17%		19%	17%

Cost of revenues is primarily comprised of costs associated with personnel costs, customer service, online processing fees, capitalized software amortization and equipment depreciation and network operations.

The increase in cost of revenues for the three months ended September 30, 2023 was primarily due to increases of $1.1 million in personnel-related expenses and $0.4 million in depreciation associated with platform development costs compared to the prior comparable three month period.

The increase in cost of revenues for the nine months ended September 30, 2023 was primarily due to increases of $3.5 million in personnel-related expenses and $1.8 million in depreciation associated with platform development costs compared to the prior comparable nine month period.

Operating Expenses

Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
Sales and marketing	$15,319	$16,626	(8)%	$49,719	$48,850	2%
As a percent of revenue	17%	18%		18%	18%

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

Sales and marketing costs for the three months ended September 30, 2023 were $15.3 million (primarily consisting of $8.0 million of third-party advertising costs and $6.6 million of personnel costs) compared to the prior comparable period of $16.6 million (primarily consisting of $10.3 million of third-party advertising costs and $6.0 million of personnel costs). The decrease in sales and marketing expenses for the three months ended September 30, 2023 versus the prior comparable period was primarily due to a reduction of third-party advertising spend, partially offset by increased personnel-related expenses.

Sales and marketing costs for the nine months ended September 30, 2023 were $49.7 million (primarily consisting of $27.2 million of third-party advertising costs and $20.9 million of personnel costs) compared to the prior comparable period of $48.9 million (primarily consisting of $30.7 million of third-party advertising costs and $17.3 million of personnel costs). The increase in sales and marketing expenses for the nine months ended September 30, 2023 versus the prior comparable period was primarily due to increased personnel-related expenses, partially offset by a reduction of third-party advertising spend.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
Research, development and engineering	$1,677	$3,236	(48)%	$5,346	$8,313	(36)%
As a percent of revenue	2%	4%		2%	3%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering costs for the three and nine months ended September 30, 2023 versus the prior comparable periods was primarily attributable to increased capitalization of personnel-related expenses due to our continued focus on internally developing our platform, products and solutions as well as a reduction in external development costs. The increase in capitalization resulted in a decrease in personnel-related expenses of $1.3 million and $2.0 million, respectively, for the three and nine months ended September 30, 2023 versus the prior year comparable periods.

General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2023	2022		2023	2022
General and administrative	$17,798	$23,839	(25)%	$56,382	$57,024	(1)%
As a percent of revenue	20%	26%		21%	21%

Our general and administrative costs consist primarily of personnel-related expenses, depreciation and amortization, share-based compensation expense, bad debt expense, professional fees and insurance costs.

The decrease in general and administrative expenses for the three months ended September 30, 2023 versus the prior year comparable period was primarily due to a decrease in non-income related tax expenses of $7.1 million, partially offset by an increase in bad debt expense of $1.0 million.

The decrease in general and administrative expenses for the nine months ended September 30, 2023 versus the prior year comparable period was primarily due to a decrease in non-income related tax expenses of $7.1 million, partially offset by increases of $4.3 million in bad debt expense, $1.0 million in computer equipment costs, $0.9 million in personnel-related expenses and $0.7 million in professional fees.

Share-Based Compensation

The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Cost of revenues	$309	$219	$939	$658
Operating expenses:
Sales and marketing	375	269	1,134	812
Research, development and engineering	61	390	153	1,086
General and administrative	3,009	3,878	11,331	12,526
Total	$3,754	$4,756	$13,557	$15,082

Non-Operating Income and Expenses

Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense for the three months ended September 30, 2023 and 2022 was $12.6 million and $13.9 million, respectively, and for the nine months ended September 30, 2023 and 2022 was $38.0 million and $39.6 million, respectively. Interest expense was reduced by capitalized interest of $0.7 million and $1.8 million during the three and nine months ended September 30, 2023, respectively. There was no interest capitalized during the three and nine months ended September 30, 2022.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $1.5 million and zero for the three months ended September 30, 2023 and 2022, respectively. Interest income was $2.2 million and zero for the nine months ended September 30, 2023 and 2022, respectively. Interest income was higher compared to the prior comparable periods due to investments in money market funds starting in 2023.

Other income, net. Our other income, net is generated primarily from foreign currency and miscellaneous items. Other income, net for the three months ended September 30, 2023 and 2022 was $3.7 million and $3.0 million, respectively. Other income, net for the nine months ended September 30, 2023 and 2022 was $3.4 million and $4.7 million, respectively. The three month period included lower foreign exchange gains compared to the prior comparable period. The nine month period included lower foreign exchange gains compared to the prior comparable period.

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

Provision for income taxes for the three months ended September 30, 2023 and 2022 was $7.5 million and $6.3 million, respectively. Provision for income taxes for the nine months ended September 30, 2023 and 2022 was $18.9 million and $21.3 million, respectively.

The Company’s effective tax rate for the three months ended September 30, 2023 and 2022 was 23.9% and 29.2%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2023 and 2022 was 23.8% and 27.6%, respectively. The decrease in our effective income tax rate for the three and nine months ended September 30, 2023 was primarily attributable to a reduction in nondeductible expenses, primarily consisting of sales tax penalties, stock compensation and the change in the geographical mix of income.

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

Liquidity and Capital Resources

Cash and Cash Equivalents

At September 30, 2023, we had cash and cash equivalents of $155.7 million compared to $94.2 million at December 31, 2022. The increase in cash and cash equivalents resulted primarily from cash provided by operations; partially offset by cash used for capitalized expenditures, repurchases of common stock and the purchase of investments. As of September 30, 2023, cash and cash equivalents held within domestic and foreign jurisdictions were $60.4 million and $95.3 million, respectively.

Credit Agreement

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of September 30, 2023, no amount has been drawn down on the Credit Facility.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of September 30, 2023, we had outstanding $805.0 million in aggregate principal amount of indebtedness (see Note 6 - Debt of the Notes to the Condensed Consolidated Financial Statements). As of September 30, 2023, our total minimum lease payments are $19.7 million (see Note 7 - Leases of the Notes to the Condensed Consolidated Financial Statements). As of September 30, 2023, our liability for uncertain tax positions was $9.0 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to meet our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months and the foreseeable future.

Common Stock Repurchase Program

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended September 30, 2023 and 2022, the Company repurchased 152,399 and zero shares, respectively, at an aggregate cost of $3.8 million and zero, respectively, under this program. During the nine months ended September 30, 2023 and 2022, the Company repurchased 490,953 and 189,114 shares, respectively, at an aggregate cost of $15.1 million (inclusive of excise tax of $0.1 million) and $7.6 million, respectively, under this program. Cumulatively as of September 30, 2023, 680,067 shares have been repurchased under this program at an aggregate cost of $22.7 million (inclusive of excise tax of $0.1 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three and nine months ended September 30, 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 2,412 and 35,368 shares, respectively. During the three and nine months ended September 30, 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 1,906 and 29,725 shares, respectively.

Debt Repurchase Program

On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes. The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant.

Cash Flows

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $112.1 million and $89.3 million for the nine months ended September 30, 2023 and 2022, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in our net cash provided by operating activities in 2023 compared to 2022 was primarily attributable to increased income after excluding noncash items. In addition, contributing to the increase in cash provided by operating activities, there was a decrease in prepaid expenses and other current assets and an increase in income tax payable in 2023 compared to 2022, as well as a decrease in other liabilities in 2022 compared to an immaterial decrease in 2023. Slightly offsetting these cash inflows was a lower decrease in accounts payable and accrued expenses in 2023 compared to the decrease in accounts payable and accrued expenses in 2022.

Net cash used in investing activities was $32.7 million and $34.3 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023, net cash used in investing activities was primarily attributed to capital expenditures associated with the purchase of property and equipment (including capitalized labor) and the purchase of an investment. For the nine months ended September 30, 2022, net cash used in investing activities was primarily due to business and asset acquisitions as well as capital expenditures associated with the purchase of property and equipment (including capitalized labor). The decrease in our net cash used in investing activities in 2023 compared to 2022 was due to a lower cash outlay related to business acquisitions when compared to 2022; partially offset by higher cash outlays related to the purchase of an investment and an increase in capital expenditures primarily associated with developed software (including capitalized labor) in 2023.

Net cash used in financing activities was $14.1 million and $8.9 million for the nine months ended September 30, 2023 and 2022, respectively. For the nine months ended September 30, 2023 and 2022, net cash used in financing activities was primarily due to the repurchase of common stock and the payment of employee income tax obligations related to the net settlement of equity awards. The change in net cash used in financing activities in 2023 compared to 2022 was primarily attributable to an increase in cash outflows related to the repurchase of common stock in the current year.

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

Interest Rate Risk

Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations. As of September 30, 2023 and December 31, 2022, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $155.7 million and $94.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange gain for the three and nine months ended September 30, 2023 was $3.7 million and $3.4 million, respectively. Foreign exchange gain for the three and nine months ended September 30, 2022 was $3.0 million and $4.7 million, respectively. The change in foreign exchange gain was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment loss, included in other comprehensive income for the three months ended September 30, 2023 and 2022 was $6.2 million and $11.4 million, respectively. Cumulative translation adjustment loss, included in other comprehensive income for the nine months ended September 30, 2023 and 2022 was $4.1 million and $17.9 million, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures as of the quarterly period ended September 30, 2023, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act. Based on this evaluation, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures were not effective as of the end of the period covered by this report due to material weaknesses in internal control over financial reporting, described below.

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

Remediation Measures
We have identified and begun to implement several steps, as further described below, designed to remediate the foregoing material weaknesses and to enhance our overall control environment. To remediate these material weaknesses, we began the year ending December 31, 2023 with the appropriate level of resources and technical expertise in finance, accounting, financial reporting and tax departments compared to the year ended December 31, 2022. During the fourth quarter of 2022, we implemented Blackline’s Modern Accounting Playbook software to bolster our internal controls over balance sheet account reconciliations in 2023. As part of the 2022 year end close, we performed enhanced revenue reconciliation procedures in response to the errors identified and disclosed in our the Current Report on Form 8-K that the Company filed with the SEC on February 22, 2023, and will continue these practices throughout fiscal year 2023. Through the third quarter of fiscal year 2023, we implemented new internal controls to address the segregation of duties related to select system access findings previously identified. We expanded the use of our financial reporting team’s SEC experts to ensure technical accounting memos and related documentation were prepared and reviewed timely with regard to significant unusual transactions. We continue to address and implement new accounting policies and management review controls over analysis, schedules and reports that support revenue recognition, bad debt reserve and financial reporting processes to minimize the risk of reporting errors. Lastly, we engaged our employees in training programs and workshops to bolster awareness and education of internal control documentation requirements.

While the foregoing measures are intended to effectively remediate the material weaknesses described in this Item 4, it is possible that additional remediation steps will be necessary. As such, as we continue to evaluate and implement our plan to remediate the material weaknesses, our management may decide to take additional measures to address the material weaknesses or modify the remediation steps described above. The material weaknesses cannot be fully remediated until the applicable remedial controls operate for a sufficient period and management has concluded, through testing, that these controls are operating effectively. As planned and anticipated, we began to execute our testing plans during the third quarter of 2023.

(b) Changes in Internal Controls

Other than the actions taken to remediate the material weakness described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

(a)     Unregistered Sales of Equity Securities

None.

(b)    Issuer Purchases of Equity Securities

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 11 - Stockholders' Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).

The following table summarizes the share repurchase activity for the three months ended September 30, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
July 1 - 31, 2023	—	$—	—	$81,157
August 1 - 31, 2023	994	30.02	994	81,127
September 1 - 30, 2023	151,405	24.61	151,405	77,401
	152,399		152,399	77,401
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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2023 and December 31, 2022, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2023 and 2022, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2023 and 2022, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2023 and 2022, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2023 and 2022, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	November 9, 2023	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 9, 2023	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)