Form 10-K
period 2023-12-31
Consensus Cloud Solutions, Inc.
filed 2024-02-28
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $563,696,405.

As of February 23, 2024, the registrant had 19,210,379 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2023 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business

Overview
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 900 thousand customers of all sizes, from enterprises to individuals, across approximately 47 countries and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately $25 million or 7% of total revenues. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Our communication, extraction and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. Our mission is to democratize secure information interchange across technologies and industries and solve the healthcare interoperability challenge. Substantially all of Consensus’ revenue is recurring in nature and is generated either via fixed subscription plans or usage-based contracts.
Over the past decade, Consensus has progressively shifted focus towards larger commercial customers (“Corporate”). As enterprise data communication shifted toward digitization and cloud-based solutions, Consensus entered industry verticals such as healthcare, government, financial services, law and education. Our Corporate business has grown from $192 million of revenue in 2022 to approximately $200 million of revenue in 2023, representing a 3.9% annual growth rate. We currently serve approximately 54 thousand Corporate customers, generally small/medium businesses or large enterprises, to whom sales are made through e-commerce, but primarily still direct interaction with a sales person and involve specific pricing, multiple line subscriptions, API connections and/or commercial grade security.

We currently serve approximately 831 thousand small office/home office (“SoHo”) online fax customers, generally consumers and SoHo users, but also single corporate users who acquire a pre-defined subscription through an e-commerce website without direct interaction with a sales person. Approximately 70% of our SoHo base have been customers for more than two years. Our SoHo brands include eFax®, jSign®, MyFax®, Sfax®, Metrofax®, and SRfax®.

Healthcare represents Consensus’ largest industry vertical and has information, secure communication, management and interoperability needs. In addition to the offerings discussed above, Consensus has several product offerings that are specific to the healthcare industry.

Our Consensus Unite healthcare interoperability platform, a comprehensive workflow collaboration and data exchange solutions suite, now services thousands of healthcare organizations ranging from single-provider offices to care settings with hundreds of beds in use.

Our Conductor platform delivers a flexible and performant solution to healthcare organizations’ pervasive interoperability challenges, delivering support for digital Health Level Seven (“HL7”), Fast Healthcare Interoperability Resources (“FHIR”), and Direct Secure Messaging (“DSM”) technology that has been fully integrated with our enterprise cloud services offerings. The sector continues to undergo a large-scale digitization effort, with the objective to streamline workflows, increase efficiency for operators, and increase transparency for patients.

In 2022, Consensus launched Clarity, an intelligent data extraction technology which uses artificial intelligence and machine learning to extract and, combined with other Consensus offerings, transform unstructured information in documents such as faxes into structured data such as HL7, FHIR, and DSM formats. In 2023, we launched pre-packaged applications of Clarity – Clarity Clinical Documentation™ and Clarity Prior Authorization™ – to tackle specific data extraction challenges in the healthcare industry.

We believe our leadership in digital cloud fax, intelligent data extraction, HL7, FHIR and our deep domain knowledge and experience in the healthcare industry positions Consensus well to help healthcare providers accomplish their broader digitization and interoperability objectives.

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

Our Products and Solutions

Corporate Solutions
eFax Corporate®: eFax Corporate® provides digital cloud fax technology enabling users to send, receive and manage faxes digitally through multiple user interfaces or seamlessly integrated in their application through a robust API.

ECFax: ECFax is comparable to eFax Corporate in its features and use cases, but specifically developed for use by public sector customers with extremely high security demands. ECFax is operated and only accessible in a FedRAMP government cloud environment to meet those standards.

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

Conductor: Conductor is a robust interface engine and complete interoperability platform that provides seamless integration technology supporting all the latest standards for connectivity and data formats (API/FHIR, HL7, Direct Secure Messaging, web services, message queues, etc.), addressing a wide range of interoperability challenges from the simple to the extremely complex.

Clarity: Using Natural Language Processing and Artificial Intelligence (NLP/AI), the Clarity platform can transform unstructured documents into structured actionable data. Clarity’s intelligent data extraction allows data to be sent to the right person, at the right place, at the right time - to accelerate patient treatment across the continuum of care.

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

Recurring Revenue Stream. Our revenues consist of monthly recurring subscription and usage-based fees, with monthly recurring subscription revenue representing approximately 72% of our total subscription revenue for 2023. Our cancellation rates have remained relatively steady over time, and we expect this trend to continue into the future given that many of the services we provide are critical to our customers’ business operations.

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

• Optimizing eCommerce (SoHo) revenue streams;

• Leveraging our technology to enter new markets (e.g., government);

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
Human Capital Resources
As of December 31, 2023, we had 559 employees, with slightly more than one-quarter of the employees located outside of the United States. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success.

Our Culture

We have a strong enterprise-wide culture that focuses on our core values – strive for excellence, demonstrate empathy, embrace innovation, foster open communication, focus on solutions, and be driven by data as we make decisions, and in turn, deliver solid business results.

Our mission is to be the trusted global source for the transformation, enhancement and secure exchange of digital information. Our vision is to deliver life’s essential data when, where and how you need it.

Diversity, Equity & Inclusion

Our cloud fax users and employees are diverse – gender, race, ethnicity, age, orientation, geography, education, background, interests, and more. We recognize that each employee’s unique experiences, perspectives and viewpoints add value to our ability to create and deliver the most innovative work environment for our employees and the best possible service to our diverse customers. To this effect, we have employees throughout the organization who form our Diversity, Equity and Inclusion (“DEI”) Council to promote thoughtful discussion, implement product and onboarding training to create community and events. The aim of the DEI Council is to foster respectful awareness of diversity, equity, and inclusion in our workplace environment and create a community where each employee feels they belong and can contribute to the overall success of the Company.

Hiring

We reinforce our culture and our values by seeking out candidates, that align well with our organizational priorities, values, mission and vision.

Employee Compensation & Benefits

Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices; roles are periodically benchmarked to help inform where adjustments may be needed.

We provide our employees with benefits we believe are effective at attracting and retaining the talent critical for our success and, more importantly, promoting their day to day well-being. Those benefits include comprehensive health insurance coverage and covering 85% of health insurance premiums for covered U.S. employees and their families, an employee stock purchase program, share based compensation, flexible time off, sick time, up to 16 weeks of paid parental leave for birth parents, up to 10 weeks of paid parental leave for secondary caregivers and 24 hours annually of fully paid volunteer time off.

Health and Wellness

Creating a culture where all colleagues feel supported and valued is paramount to our corporate mission. We continue to evolve our programs to meet our colleagues’ health (physical, mental and financial) and wellness needs, which we believe are essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.

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

Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.consensus.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of Consensus’ website, and can be accessed at http://investor.consensus.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website, to the extent required under Nasdaq or SEC rules.

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
•Current or future pandemics or global health crises, and related governmental responses could negatively affect our business, operations and financial performance.

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
•We previously identified material weaknesses in internal control over financial reporting and if we fail to design and maintain effective internal control over financial reporting it could adversely affect our business, reputation, results of operations and stock price.
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

The impact of pandemics and global health crises, such as the COVID-19 pandemic, has in the past had, and may in the future have, a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, pandemics and global health crises have resulted in, and may in the future result in, travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, pandemics and global health crises have in the past, and may in the future, contribute to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) increased spending on our business continuity efforts, which has required and may further require that we cut costs or investments in other areas; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.

The extent of any future adverse effects of pandemics or global health crises will depend on future developments, which are highly uncertain and outside our control, including the scope and duration of the pandemic, the emergence and virulence of new variants, the effect of the rollout of vaccines on the pandemic and public acceptance of vaccines, the direct and indirect impact of the pandemic on our employees, customers, counterparties and service providers, as well as other market participants, and actions taken by governmental authorities and other third parties in response to the pandemic.

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

A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments may result in a material compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine and the conflict in the Middle East, the risk of cyber-attacks may be elevated. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.

We use vendors to assist with cybersecurity risks, but these vendors may not be able to assist us adequately in preparing for or responding to a cybersecurity incident. We maintain insurance related to cybersecurity risks, but this insurance may not be sufficient to cover all of our losses from any breaches or other adverse consequences related to a cybersecurity-event.

Any of these events could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows, or cause us to suffer other negative consequences. For example, we may incur remediation costs (such as liability for stolen assets or information, repairs of system damage, and incentives to customers or business partners in an effort to maintain relationships after an attack); increased cybersecurity protection costs (which may include the costs of making organizational changes, deploying additional personnel and protection technologies, training employees, and engaging third party experts and consultants); lost revenues resulting from the unauthorized use of proprietary information or the failure to retain or attract customers following an attack; litigation and legal risks (including regulatory actions by state and federal governmental authorities and non-U.S. authorities); increased insurance premiums; reputational damage that adversely affects customer or investor confidence; and damage to the company’s competitiveness, stock price, and diminished long-term shareholder value. Although we have experienced, and expect to continue to confront, efforts by third parties to gain unauthorized access or deny access to, or otherwise disrupt, our information systems, to date, these events have not resulted in the material effect of any business operations.

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

The markets in which we operate are highly competitive and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, we face significant competition for users, developers and distributors.

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

To the extent we expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others, foreign currency exchange rates; political or social unrest, economic instability, geopolitical tensions or war in a specific country or region (including the invasion of Ukraine by Russia and the conflict in the Middle East); trade protection measures and other regulatory requirements which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates and transfer pricing implications. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.

Further, the impact on the global economy as a result of unforeseen global crises such as war (including the ongoing conflict in the Middle East, invasion of Ukraine by Russia and any related political or economic responses and counter-responses or otherwise by various global actors), strife, strikes, global health pandemics, earthquakes or major weather events or other uncontrollable events could negatively impact our revenue and operating results.

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

Risks Related To Regulation Including Taxation

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

On June 28, 2018, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. We believe we have implemented such links to the extent necessary and our privacy policies have been updated and posted on our websites. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA, and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and became enforceable on July 1, 2023. Similar laws have been passed in several other states, and have been proposed in additional states and at the federal level.

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

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Wall Street Reform and Consumer Protection Act, the listing requirements of Nasdaq and other applicable securities rules and regulations that impose various requirements on public companies. Our management and other personnel are required to devote a substantial amount of time to compliance with these requirements and as an independent public company, such compliance has resulted in increased legal, accounting and financial costs. The Sarbanes-Oxley Act requires, among other things, that we maintain effective disclosure controls and procedures and internal control over financial reporting. In order to maintain and improve the effectiveness of such controls, we have expended, and anticipate that we will continue to expend, significant resources. For example, we have hired and expect to continue to hire additional accounting and financial staff with appropriate public company experience and technical accounting knowledge to assist in our compliance efforts. We have also incurred significant expenses and devoted substantial management effort toward compliance with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act. To assist us in complying with these requirements we may need to hire more employees in the future, or engage outside consultants, which will increase our operating expenses. As reported elsewhere in this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting.

We cannot assure you that additional material weaknesses in our internal control over financial reporting will not be identified in the future. While we have designed and implemented measures to remediate these material weaknesses, completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. Moreover, we are also continuing to develop our internal controls and processes. Despite significant investment, our current controls and any new controls that we develop may become inadequate because of changes in business conditions. For example, because we have acquired companies in the past and may continue to do so in the future, we need to effectively expend resources to integrate the controls of these acquired entities with ours. Any failure to implement and maintain effective internal control over financial reporting could adversely affect the results of periodic management evaluations and annual independent registered public accounting firm attestation reports regarding the effectiveness of our internal control over financial reporting will be required to be included in the periodic reports that we file with the SEC. Any future material weakness in our internal control over financial reporting, or adverse report thereon, could cause investors to lose confidence in the accuracy and completeness of our financial reports, could cause the market price of our common stock to decline, and could subject us to sanctions or investigations by Nasdaq, the SEC or other regulatory authorities or shareholder litigation.

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
We have no present intention to pay cash dividends on our common stock. As a result, a stockholder may only receive a return on their investment in our common stock if the trading price of our common stock increases. Any determination to pay dividends to holders of our common stock will be at the discretion of our board of directors and will depend upon many factors, including our financial condition, results of operations, projections, liquidity, earnings, legal requirements, restrictions in our existing and any future debt and other factors that our board of directors deems relevant.

We previously identified material weaknesses in our internal control over financial reporting, and if we fail to design and maintain effective internal control over financial reporting we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. As reported elsewhere in this Annual Report on Form 10-K, we previously identified material weaknesses in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.

We completed remediation measures related to the material weaknesses and concluded that our internal control over financial reporting was effective as of December 31, 2023. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly or remain adequate. Further, our current internal control over financial reporting and any additional internal control over financial reporting that we develop may become inadequate because of changes in conditions in our business. We also cannot assure you that a material weakness will not be discovered with respect to a prior period for which we had previously believed that internal controls were effective. If we are not able to maintain effective internal control over financial reporting, our independent registered public accounting firm will not be able to certify as to the effectiveness of our internal control over financial reporting, if and when required.

Matters affecting our internal controls, may cause us to be unable to report our financial information on a timely basis, or may cause us to restate previously issued financial information, and thereby subject us to adverse regulatory consequences, including sanctions or investigations by the SEC, violations of applicable stock exchange listing rules, and litigation brought by our shareholders and others. There could also be a negative reaction in the financial markets due to a loss of investor confidence in us and the reliability of our financial statements. This could have a material and adverse effect on us by, for example, leading to a decline in our share price and impairing our ability to raise additional capital, and also could result in litigation brought by our shareholders and others.

Future sales by Ziff Davis or others of our common stock, or the perception that such sales may occur, could depress our common stock price.

Ziff Davis has informed us that as of December 31, 2023, Ziff Davis owned 5% of the economic interest and voting power of our outstanding common stock. Future sales of these shares in the public market will be subject to the volume and other restrictions of Rule 144 under the Securities Act of 1933, as amended (the “Securities Act”), for so long as Ziff Davis is deemed to be our affiliate, unless the shares to be sold are registered with the Securities and Exchange Commission, or SEC. We are a party to a Stockholder and Registration Rights Agreement with Ziff Davis, pursuant to which we agreed, upon request of Ziff Davis, we will use our reasonable best efforts to effect the registration under applicable federal and state securities laws of any shares of our common stock that it retains. In June 2022, the registration statement on Form S-1 we filed with respect to the shares of our common stock held by Ziff Davis became effective, and Ziff Davis has informed us that it reduced its position in our common stock from 19.9% to approximately 5% over the course of 2022. We are unable to predict with certainty whether or when Ziff Davis will distribute to holders of Ziff Davis debt and/or Ziff Davis stockholders, or sell, a substantial number of their remaining shares of our common stock following the distribution. Sales by Ziff Davis or others of a substantial number of shares after the distribution, or a perception that such sales could occur, could significantly reduce the market price of our common stock.

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

As of December 31, 2023, Consensus has total outstanding indebtedness of approximately $742 million. We may also incur additional indebtedness in the future. This significant amount of debt could have important adverse consequences to us and our investors, including:

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

We or Ziff Davis may fail to perform under transaction agreements that were executed as part of the separation.

In connection with the separation, we entered into several agreements with Ziff Davis, including among others, a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement with respect to Ziff Davis’ continuing ownership of Consensus common stock. These agreements determine the allocation of named assets and liabilities between the companies following the separation and include any necessary indemnifications related to liabilities and obligations. We rely on Ziff Davis to satisfy its performance and payment obligations under these agreements. If Ziff Davis is unable to satisfy its obligations under these agreements, including its obligations with respect to the provision of transition services, we could incur operational difficulties or losses that could have a material and adverse effect on our business, financial condition and results of operations.

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

Item 1B. Unresolved Staff Comments

None.

Item 1C. Cybersecurity

We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Information Security Team and Governance

Board of Directors

Our Board, in coordination with the Audit Committee, oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Board has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives presentations at least quarterly from members of our team responsible for overseeing the Company’s cybersecurity risk management, including the Chief Information Security Officer (CISO), Chief Technology Officer (CTO), Chief Legal Officer (CLO), and Head of Internal Audit, which address topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. Then, the Audit Committee and such members of our management team report to the Board on a quarterly basis, with an in-depth review at least annually, on data protection and cybersecurity matters. Additionally, the Company has protocols for cybersecurity incidents that meet established reporting thresholds for escalation within the Company including, where appropriate, reporting to the Board and Audit Committee, with required updates for ongoing matters until any such incident has been addressed and resolved.

Management

The Company has implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. At the management level, our Cybersecurity and Governance Council, composed of the CISO, CTO, CLO, Chief Revenue Officer and EVP of Operations, and Head of Internal Audit has broad oversight of the Company’s risk management processes. The Cybersecurity and Governance Council meets regularly to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO invites team members from the product and technology groups to attend each Cybersecurity and Governance Council meeting to report on ongoing or relevant cybersecurity and compliance matters. The Cybersecurity and Governance Council reports any material developments to the Audit Committee on a quarterly basis.

Our CISO, who has extensive cybersecurity knowledge and skills gained from over 20 years of work experience at the Company and elsewhere, heads the team responsible for implementing, monitoring and maintaining cybersecurity and data protection practices across our business. The CISO receives reports on cybersecurity threats from industry threat reports, and the team members in Information Security who are responsible for various parts of the business on an ongoing basis and in conjunction with management regularly reviews risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO and the team work closely with Legal and Internal Audit to oversee compliance with legal, regulatory, and contractual security requirements.

Risk Management and Strategy

The Company employs systems and processes designed to oversee, identify, and reduce the potential impact of a security incident at a third-party vendor, service provider or customer or otherwise implicating the third-party technology and systems we use.

Information Security Policy and Requirements

The Company’s Information Security Policy (“Policy”) is based upon the ISO 27001, HITRUST CSF, SOC 2 Type 2, and PCI DSS frameworks and standards and provides specific and detailed direction and support for appropriately maintaining the overall security, confidentiality, integrity, and availability of information within the Company. The Policy covers all processes, equipment, hardware, and software owned or under the control of the Company as well as networks operated by third parties containing Company information or processes. It addresses the Company’s procedures and controls for, including but not limited to, asset and data management, user access and authentication, personnel education/trainings, change management, risk management, system configurations, security monitoring and reporting, vulnerability management, and business continuity and disaster recovery. The Policy applies to all employees, consultants, contractors, and other such persons (“Personnel”) with access to the aforementioned processes, equipment, hardware, and software. The Policy requires that Personnel agree to and are trained annually on all components of the Policy as a condition of employment, partnership, or temporary affiliation with the Company.

Employee Trainings

All Company employees must complete trainings at least annually on various security threats and best practices including, but not limited to, trainings on the following topics: the Company’s Information Security Policy; Information Security Incident Response Plan; HIPAA, PCI Compliance; GDPR and CCPA; Security Awareness and Incident Response Training covering Social Engineering Phishing (identification and common red flags), Social Media safety best practices, Internet Security best practices, and Incident response training for end-users; and Phishing. In addition, our developers must complete Secure Code / Secure Application Development Training based on OWASP top 10 standards.

Incident Response

Our Company has adopted an Information Security Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the NIST framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.

The IRP requires an Information Security Incident Response Team (“IRT”) which includes, at a minimum, the following representatives: CTO, CISO, CLO, Data Protection Officer, and department heads of Network Operations, Engineering, and Information Security to oversee all details of the incident response. The IRP applies to all Company personnel (including third-party contractors, vendors and partners) that perform functions or services that require access to secure Company information, and to all devices and network services that are owned or managed by the Company.

Third Party Certifications and Audits

In addition to our internal cybersecurity capabilities, we regularly engage with consultants, and other third parties to assist with assessing, identifying, and managing cybersecurity risks. Specifically, the Company is engaged with third party auditors for HITRUST, PCI, and SOC 2 Type 2 for annual certification. We are also engaged with a third party Data Protection Officer to oversee compliance with the General Data Protection Regulation (GDPR).

Material Cybersecurity Risks, Threats & Incidents

While we have not experienced any risks from cybersecurity threats, including those resulting from previous cybersecurity incidents, that have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. We also rely on information technology and third party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Form 10-K under the heading “Risks Related to our Business,” which should be read in conjunction with the foregoing information.

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

Holders

We have 164 registered stockholders as of February 23, 2024. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.

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

Recent Sales of Unregistered Securities

Not applicable.

Issuer Purchases of Equity Securities

On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 14 - Stockholders' Equity of the Notes to the Consolidated Financial Statements (Part II, Item 8).

The following table summarizes the share repurchase activity for the three months ended December 31, 2023:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
October 1 - 31, 2023	348,595	$24.35	348,595	$68,917
November 1 - 30, 2023	—	—	—	68,917
December 1 - 31, 2023	—	—	—	68,917
	348,595		348,595	68,917
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

Consensus’ peer group index consists of Box, Inc. CommonVault Systems, Inc., Computer Programs and Systems, Inc., Ebix, Inc., Evolent Health, Inc., HealthStream, Inc., Omnicell, Inc., OneSpan, Inc., Phreesia, Inc., Progress Software Corp., R1 Rcm Holdco, Inc., SecureWorks Corp., Verint Systems, Inc., Veradigm, Inc. and Yext, Inc. Both NextGen Healthcare, Inc. and Tabula Rasa HealthCare, Inc. were removed because they went private during 2023.

Consensus common stock has been listed on the Nasdaq under the symbol “CCSI” since October 8, 2021. Prior to that time, there was no public market for our common stock. Measurement points for the performance graph are October 8, 2021 and the last trading day of each quarter from October 2021 to December 2023. The graph assumes that $100 was invested on October 8, 2021 in Consensus’ common stock and in each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

120
100
80
60
40
20
Index Value
10/8/21
1231//21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6//3023
9/30/23
12/31/23
Consensus Cloud Solutions, Inc.
NASDAQ Composite
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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 900 thousand customers of all sizes, from enterprises to individuals, across approximately 47 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’s communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from recent global conflicts, inflationary pressures, supply chain disruptions and challenges as well as labor market pressures. During fiscal 2022 and through 2023, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

Key Performance Metrics
We use the following metrics to generally assess the operational and financial performance of our business, including the growth of our business, the value provided by customers to our business and our customer retention that provide insights that contribute to certain of our business planning decisions. We believe these financial measures are useful to investors both because (1) they allow for greater transparency with respect to key metrics used by management in its financial and operational decision-making and (2) they are used by our institutional investors and the analyst community to help them analyze the health of our business.

The following table sets forth certain key performance metrics for our continuing operations for the years ended December 31, 2023, 2022 and 2021 (in thousands, except for percentages):

	Years ended December 31,
	2023	2022	2021
Revenue ($ in thousands)
Corporate	$199,621	$192,195	$169,732
SoHo	162,916	170,199	182,390
Total	362,537	362,394	352,122
Other revenues	25	28	542
Consolidated	$362,562	$362,422	$352,664

Average Revenue per Customer Account (“ARPA”)(1)(2)
Corporate	$315.51	$331.77	$308.42
SoHo	$15.31	$14.32	$14.40
Consolidated	$32.16	$29.07	$26.65

Customer Accounts (in thousands)(1)
Corporate	54	52	45
SoHo	831	942	1,039
Consolidated	885	994	1,084

Paid Adds (in thousands)(3)
Corporate	12	15	13
SoHo	274	364	411
Consolidated	286	379	424

Monthly Churn %(4)
Corporate	1.49%	1.78%	2.68%
SoHo	3.54%	3.70%	3.37%
Consolidated	3.43%	3.61%	3.34%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the year calculated as follows. Monthly ARPA on an annual basis is calculated by dividing revenue for the year by the average customer base for the applicable four quarters and dividing that amount by 12 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within the Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
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

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.

We believe that our most critical accounting policies are those related to revenue recognition, internal-use software development costs, share-based compensation expense, income taxes, tax contingencies and impairment or disposal of long-lived and intangible assets. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.

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

Along with our numerous proprietary solutions, we also generate revenues by reselling various third-party solutions. These third-party solutions, along with our proprietary products, allow us to offer customers a variety of solutions to better meet their needs. We record revenue on a gross basis with respect to reseller revenue because we have control of the specified good or service prior to transferring control to the customer. See Note 3 - Revenues of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K.

Internal-Use Software Development Costs
We capitalize certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. See Note 7 - Property and Equipment of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K.
Share-Based Compensation Expense
We account for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award.

See Note 15 - Equity Incentive and Employee Stock Purchase Plan of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K.

Income Taxes
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

We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. See Note 13 - Income Taxes of the notes to consolidated financial statements in Part II, Item 8 of this Form 10-K.

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

Results of Operations
Years Ended December 31, 2023, 2022 and 2021
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

The following table sets forth information derived from our Statements of Income as a percentage of revenues for the years ended December 31, 2023, 2022 and 2021. This information should be read in conjunction with the accompanying financial statements and the Notes to Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years ended December 31,
	2023	2022	2021
Revenues	100%	100%	100%
Cost of revenues	19	17	16
Gross profit	81	83	84
Operating expenses:
Sales and marketing	18	18	15
Research, development and engineering	2	3	2
General and administrative	20	20	17
Total operating expenses	40	41	34
Income from operations	41	42	50
Interest expense	(13)	(14)	(4)
Interest income	1	—	—
Other (expense) income, net	(1)	—	—
Income before income taxes	28	28	46
Income tax expense	7	7	11
Income from continuing operations	21	21	35
Loss from discontinued operations, net of income tax	—	—	(3)
Net income	21%	21%	32%

Revenues

(in thousands, except percentages)	2023	2022	2021	Percentage Change 2023 versus 2022	Percentage Change 2022 versus 2021
Revenues	$362,562	$362,422	$352,664	—%	3%

Consensus revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues remained consistent for the year ended December 31, 2023 over the prior comparable period. Total revenues increased by $0.1 million as a result of an increase in corporate revenues of $7.4 million due to organic growth in customer usage and new customer acquisitions, partially offset by a $7.3 million decline in SoHo.

Revenues increased $9.8 million for the year ended December 31, 2022 over the prior comparable period. Total revenues increased primarily due to organic growth in customer usage and new customer acquisitions in corporate revenues of $15.6 million, as well as acquired revenue of $6.8 million from our acquisition of Summit Healthcare Services, Inc. (“Summit”), partially offset by a $12.2 million decline in SoHo and $0.4 million in other revenue.

Cost of Revenues

(in thousands, except percentages)	2023	2022	2021	Percentage Change 2023 versus 2022	Percentage Change 2022 versus 2021
Cost of revenues	$68,319	$61,951	$58,000	10%	7%
As a percent of revenues	19%	17%	16%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

The increase in cost of revenues for the year ended December 31, 2023 over the prior comparable period was primarily due to increases of $4.1 million in personnel-related expenses and $1.8 million in depreciation associated with platform development costs compared to the prior comparable period.

The increase in cost of revenues for the year ended December 31, 2022 over the prior comparable period was primarily due to an increase in revenues, compensation for additional acquisition and organic headcount and higher software licensing and infrastructure / database hosting costs as a result of moving our data storage from physical storage into the cloud.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	2023	2022	2021	Percentage Change 2023 versus 2022	Percentage Change 2022 versus 2021
Sales and marketing	$65,084	$64,413	$53,648	1%	20%
As a percent of revenues	18%	18%	15%

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

The increase in sales and marketing expenses of $0.7 million for the year ended December 31, 2023 over the prior comparable period was primarily due to an increase of $4.4 million in personnel-related expenses due to continued investment in the corporate sales team and a $0.6 million increase in computer related costs, partially offset by a reduction in third party advertising spend of $4.5 million, primarily in SoHo.

The increase in sales and marketing expenses of $10.8 million for the year ended December 31, 2022 over the prior comparable period was primarily due to an increase in third party advertising of $4.7 million, primarily in SoHo, as well as an increase of $5.0 million in personnel expenses due to continued investment in the corporate sales team.

Research, Development and Engineering

(in thousands, except percentages)	2023	2022	2021	Percentage Change 2023 versus 2022	Percentage Change 2022 versus 2021
Research, development and engineering	$7,727	$10,018	$7,652	(23)%	31%
As a percent of revenues	2%	3%	2%

Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering costs for the year ended December 31, 2023 over the prior comparable period was primarily attributable to increased capitalization of personnel-related expenses due to our continued focus on internally developing our platform, products and solutions as well as a reduction in external development costs. The increase in capitalization resulted in a decrease in personnel-related expenses of $2.1 million.

The increase in research, development and engineering costs for the year ended December 31, 2022 over the prior comparable period was primarily attributable to our continued focus on developing our platform, products and solutions to primarily support corporate revenue growth as well as additional personnel from our Summit acquisition.
General and Administrative

(in thousands, except percentages)	2023	2022	2021	Percentage Change 2023 versus 2022	Percentage Change 2022 versus 2021
General and administrative	$74,203	$74,122	$58,228	—%	27%
As a percent of revenues	20%	20%	17%

Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization, bad debt expense and non-income related tax expenses.

General and administrative expense remained consistent for the year ended December 31, 2023 over the prior comparable period. The $0.1 million increase is primarily due to increases in the following: $4.5 million in bad debt expense, $1.7 million in professional fees and $1.3 million in computer related equipment costs, partially offset by a decrease in non-income related tax expenses of $7.4 million.

The increase in general and administrative expense for the year ended December 31, 2022 over the prior comparable period was primarily due to increased expenses related to operating as a standalone public company, included increases of $26.6 million in salary and benefits (inclusive of $15.7 million of share-based compensation) and $6.3 million in professional fees, partially offset by a $4.8 million reduction in bad debt expense and the absence of $11.5 million in non-recurring expenses related to the spin-off from Ziff Davis in 2021.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021 (in thousands):

	Years ended December 31,
	2023	2022	2021
Cost of revenues	$1,400	$874	$72
Operating expenses:
Sales and marketing	1,679	988	92
Research, development and engineering	379	746	(19)
General and administrative	14,705	17,447	1,711
Continuing operations	18,163	20,055	1,856
Loss from discontinued operations, net of income tax	—	—	602
Total	$18,163	$20,055	$2,458

Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense was $45.4 million, $51.4 million and $14.3 million for the years ended December 31, 2023, 2022 and 2021, respectively. The decrease in 2023 from 2022 is primarily due to the partial extinguishment of debt, resulting in a gain of $4.8 million, as well as an increase in capitalized interest of $1.2 million. Interest expense for the year ended December 31, 2022 compared to 2021 increased primarily due to twelve months of interest associated with the 2026 and 2028 Senior Notes compared to three months in 2021.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $3.7 million for the year ended December 31, 2023. Interest income was not material for the years ended December 31, 2022 and 2021. Interest income was higher compared to the prior comparable periods due to investments in money market funds starting in 2023.

Other (expense) income, net. Our other (expense) income, net is generated primarily from foreign currency and miscellaneous items. Other (expense) income, net was $(2.4) million, $(1.6) million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively. The change between periods was primarily attributable to exchange rate fluctuations on inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

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

As of December 31, 2023 and 2022, the Company has interest expense limitation carryovers of $30.4 million and $23.4 million, respectively, which last indefinitely. The Company has no federal net operating loss or capital loss limitation carryforwards as of December 31, 2023 or 2022. As of December 31, 2023 and 2022, the Company has $1.3 million and $0.5 million, respectively, of foreign tax credit carryforwards that begin to expire in 2031, and $1.8 million and $1.0 million, respectively, of state research and development tax credits carryforwards that can be carried over indefinitely.

Income tax expense amounted to $25.9 million, $26.2 million and $39.9 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our effective tax rates for the year ended December 31, 2023, 2022 and 2021 were 25.1%, 26.5% and 24.8%, respectively.

The decrease in our annual effective income tax rate from 2022 to 2023 was primarily attributable to a decrease in tax expense relating to the lower amount of certain non-deductible expenses incurred in the year, such as stock based compensation, officer’s compensation, a decrease in the foreign income currently taxed in the U.S. and the impact of the change in the geographical mix of the income, partially offset by an increase in the reserves for uncertain tax positions.

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

Quarterly Results of Operations (Unaudited)
The following tables contain selected unaudited Statements of Operation information for each quarter of 2022 (in thousands, except share and per share data). The Company believes that the following information reflects all normal recurring adjustments necessary for a fair presentation of the information for the period presented. The operating results for any quarter are not necessarily indicative of results for any future period. This data should be read in conjunction with our consolidated financial statements included elsewhere in Part II, Item 8 of this Form 10-K. Historical results are not necessarily indicative of the results that may be expected for the full fiscal year or any other period.

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

Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2023, we had cash and cash equivalents of $88.7 million compared to $94.2 million at December 31, 2022. The decrease in cash and cash equivalents resulted primarily from cash used to repurchase our debt, an increase in repurchases of our common stock in 2023, as well as continued investment in our internally developed software, partially offset by an increase in cash provided by operations. As of December 31, 2023, cash and cash equivalents held within domestic and foreign jurisdictions were $14.5 million and $74.2 million, respectively.

On October 7, 2021, the Company issued $305 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, both of which are net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2023 and 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

On October 7, 2021, Consensus issued $500 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in J2 Cloud Services, LLC, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, both of which are net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2023 and 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2023, no amount has been drawn down on the Credit Facility.

Material Cash Requirements

Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of December 31, 2023, we had outstanding $742.4 million in aggregate principal amount of indebtedness, total minimum lease payments of $18.9 million and a liability for uncertain tax positions of $9.7 million (see Note 9 - Long-Term Debt, Note 10 - Leases and Note 13 - Income Taxes of the notes to the consolidated financial statements in Part II, Item 8 of this Form 10-K, respectively). Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months from the issuance of this Annual Report on Form 10-K and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Consolidated Statements of Income. As of December 31, 2023 the Company has retired $62.6 million in principal of its senior notes under this program.

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the years ended December 31, 2023 and 2022, the Company repurchased 839,548 and 189,114 shares, respectively, at an aggregate cost of $23.7 million (inclusive of excise tax of $0.2 million) and $7.6 million, respectively, under this program. Cumulatively as of December 31, 2023, 1,028,662 shares have been repurchased at an aggregate cost of $31.3 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2023, 2022 and 2021 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 61,878, 71,509 and zero shares, respectively.

Cash Flows
The year ended December 31, 2021 includes cash flows from discontinued operations of the non-Consensus business and is not comparable to the years ended December 31, 2023 and 2022.

Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $114.1 million, $83.1 million and $233.7 million for the years ended December 31, 2023, 2022 and 2021, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and lease payments for our offices. The increase in our net cash provided by operating activities in 2023 compared to 2022 was primarily attributable to increased income after excluding noncash items, partially offset by a net decrease in our working capital accounts. The decrease in our net cash provided by operating activities in 2022 compared to 2021 was primarily attributable to decreased income after excluding noncash items, a decrease in other long-term liabilities in 2022 compared to an increase in 2021, and an increase in accounts receivable. Our prepaid tax payments were $3.7 million and $8.0 million at December 31, 2023 and 2022, respectively.

Net cash used in investing activities was $40.5 million, $43.3 million and $42.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net cash used in investing activities in 2023 included capital expenditures associated with the purchase of property and equipment (including capitalized software development costs) and cash paid for investments. Net cash used in investing activities in 2022 was primarily comprised of capital expenditures associated with the purchase of property and equipment (including capitalized software development costs) and business acquisitions. Net cash used in investing activities in 2021 was related to business acquisitions and capital expenditures associated with the purchase of property and equipment (including capitalized software development costs), partially offset by proceeds from the sale of businesses.

Net cash used in financing activities was $81.7 million, $10.6 million and $247.8 million for the years ended December 31, 2023, 2022 and 2021, respectively. Net cash used in financing activities in 2023 primarily relates to the repurchases of debt and common stock. Net cash used in financing activities in 2022 included the repurchase of common stock and shares withheld to cover employee income taxes. Net cash used in financing activities in 2021 included distributions to the Former Parent, partially offset cash inflows related to the issuance of debt in 2021.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2024.

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2023, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2023 and 2022, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $88.7 million and $94.2 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

For the years ended December 31, 2023, 2022 and 2021, foreign exchange (losses) gains amounted to $(2.4) million, $(1.6) million and $0.2 million, respectively. The change in foreign exchange in all comparable periods was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation gains (losses) included in other comprehensive income for the years ended December 31, 2023, 2022 and 2021, were $5.9 million, $(2.3) million and $(14.4) million, respectively.

Item 8.Financial Statements and Supplementary Data

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Consensus Cloud Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheet of Consensus Cloud Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2023, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for the year ended December 31, 2023, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2023, and the results of its operations and its cash flows for the year ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audit of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Property and Equipment, net—Internal-Use Software Development Costs—Refer to Notes 2 and 7 to the financial statements

Critical Audit Matter Description

The Company develops software for internal use and capitalizes certain costs incurred in the application development phase of the internal-use software, records the related capitalized costs as internal-use software development costs in property and equipment, and amortizes these costs over the estimated lives of the internal-use software. Costs related to preliminary internal-use software project activities and post implementation activities are expensed as incurred. The determination of whether an internal-use software project’s development costs are capitalized or expensed require a higher degree of management judgment.

We identified management’s determination of capitalized internal-use software development costs, including those in process, as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on internal-use software development projects meet the capitalization criteria. The determination of costs to capitalize is subjective in nature requiring management judgment to determine if costs (1) related to an internal-use software project that entered the application development stage, (2) resulted in additional functionality, (3) the internal-use software project was probable of completion, and (4) the internal-use software would be used to perform the function intended. Our evaluation of management’s judgments and their determination of the project and related internal-use software development activities and related costs to be capitalized under the relevant accounting guidance, required subjective and higher degree of auditor judgment, and audit effort.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the assessment of the appropriateness of capitalized internal-use software development costs included the following, among others:
•We obtained an understanding of management’s process for evaluating internal-use software development costs and the nature of the internal-use software development costs capitalized.
•We tested the effectiveness of management’s controls over the identification and recording of costs incurred on internal-use software development projects to be capitalized.
•We assessed management’s methodology utilized in calculating capitalized internal-use software development costs based on the allocation of capitalized labor costs. We selected a sample of internal-use software projects and performed audit procedures to agree capitalized labor costs to time records and made certain inquiries of project members to further assess the reasonableness of time allocated to the selected internal-use software projects.
•We selected a sample of individual research and development costs incurred and evaluated whether such costs were properly capitalized as internal-use software or not based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
•We conducted corroborative interviews with Company personnel involved in internal-use software development regarding the nature and functionality of costs incurred related to capitalized software projects.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 27, 2024

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Consensus Cloud Solutions, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheet of Consensus Cloud Solutions, Inc. (the “Company”) as of December 31, 2022, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2022, and the related notes and financial statement schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ BDO USA, LLP

We served as the Company's auditor from 2014 through 2023.

Los Angeles, California

March 31, 2023

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2023 and 2022
(In thousands, except share and per share data)

	2023	2022
ASSETS
Cash and cash equivalents	$88,715	$94,164
Accounts receivable, net of allowances of $6,271 and $4,681, respectively	26,342	28,029
Prepaid expenses and other current assets	10,191	14,335
Total current assets	125,248	136,528
Property and equipment, net	81,196	54,958
Operating lease right-of-use assets	6,766	7,875
Intangibles, net	44,990	49,156
Goodwill	348,822	346,585
Deferred income taxes	34,869	35,981
Other assets	5,364	2,816
TOTAL ASSETS	$647,255	$633,899
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$36,430	$41,246
Income taxes payable, current	2,224	2,548
Deferred revenue, current	22,041	24,579
Operating lease liabilities, current	2,038	2,793
Current portion of long-term debt	8,575	—
Due to Former Parent	76	156
Total current liabilities	71,384	71,322
Long-term debt, net of current portion	725,405	793,865
Deferred revenue, noncurrent	2,270	2,319
Operating lease liabilities, noncurrent	13,212	13,877
Liability for uncertain tax positions	9,740	6,725
Deferred income taxes	1,098	728
Other long-term liabilities	268	324
TOTAL LIABILITIES	823,377	889,160
Commitments and contingencies (Note 11)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,273,686 and 20,105,545 shares and total outstanding is 19,245,024 and 19,916,431 shares as of December 31, 2023 and December 31, 2022, respectively	203	201
Treasury stock, at cost (1,028,662 and 189,114 shares as of December 31, 2023 and December 31, 2022, respectively)	(31,282)	(7,596)
Additional paid-in capital	41,247	21,650
Accumulated deficit	(173,113)	(250,408)
Accumulated other comprehensive loss	(13,177)	(19,108)
TOTAL STOCKHOLDERS’ DEFICIT	(176,122)	(255,261)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$647,255	$633,899

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2023, 2022 and 2021
(In thousands, except share and per share data)

	2023	2022	2021
Revenues	$362,562	$362,422	$352,664

Cost of revenues (1)	68,319	61,951	58,000
Gross profit	294,243	300,471	294,664
Operating expenses:
Sales and marketing (1)	65,084	64,413	53,648
Research, development and engineering (1)	7,727	10,018	7,652
General and administrative (1)	74,203	74,122	58,228
Total operating expenses	147,014	148,553	119,528
Income from operations	147,229	151,918	175,136
Interest expense	(45,367)	(51,423)	(14,272)
Interest income	3,715	—	60
Other (expense) income, net	(2,413)	(1,582)	160
Income before income taxes	103,164	98,913	161,084
Income tax expense	25,869	26,199	39,910
Income from continuing operations	77,295	72,714	121,174
Loss from discontinued operations, net of income tax (1)	—	—	(12,173)
Net income	$77,295	$72,714	$109,001

Net income per common share from continuing operations:
Basic	$3.94	$3.65	$6.07
Diluted	$3.94	$3.64	$6.04

Net loss per common share from discontinued operations:
Basic	$—	$—	$(0.61)
Diluted	$—	$—	$(0.61)

Net income per common share
Basic	$3.94	$3.65	$5.46
Diluted	$3.94	$3.64	$5.44

Weighted average shares outstanding:
Basic	19,582,460	19,863,286	19,904,237
Diluted	19,600,952	19,953,785	19,986,889

(1) Includes share-based compensation expense as follows:
Cost of revenues	$1,400	$874	$72
Sales and marketing	1,679	988	92
Research, development and engineering	379	746	(19)
General and administrative	14,705	17,447	1,711
Loss from discontinued operations, net of income tax	—	—	602
Total	$18,163	$20,055	$2,458

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2023, 2022 and 2021
(In thousands)

	2023	2022	2021
Net income	$77,295	$72,714	$109,001
Other comprehensive income (loss):
Foreign currency translation adjustment	5,931	(2,251)	(14,397)
Other comprehensive income (loss)	5,931	(2,251)	(14,397)
Comprehensive income	$83,226	$70,463	$94,604

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2023, 2022 and 2021
 (In thousands)

	2023	2022	2021
Cash flows from operating activities:
Net income	$77,295	$72,714	$109,001
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,421	15,302	51,811
Amortization of financing costs and discounts	2,048	1,889	442
Non-cash operating lease costs	1,652	1,332	4,396
Share-based compensation	18,163	20,055	2,458
Provision for doubtful accounts	5,897	1,157	7,194
Deferred income taxes	2,428	(1,653)	7,155
Gain on extinguishment of debt	(4,795)	—	—
Loss on sale of businesses	—	—	21,797
Lease asset impairments and other charges	—	—	9,149
Changes in fair value of contingent consideration	—	—	642
Foreign currency remeasurement loss	—	—	181
Goodwill impairment on business	—	—	32,629
Other	32	—	—
Decrease (increase) in:
Accounts receivable	(4,159)	(2,908)	(2,788)
Prepaid expenses and other current assets	4,088	(9,489)	(12,049)
Other assets	1,452	(1,944)	(3,259)
Increase (decrease) in:
Accounts payable and accrued expenses	(5,542)	(940)	5,831
Income taxes payable	(231)	(2,797)	(230)
Deferred revenue	(2,547)	(2,203)	(1,797)
Operating lease liabilities	(2,044)	(1,677)	(5,197)
Liability for uncertain tax positions	3,015	1,930	(1,730)
Other long-term liabilities	(60)	(7,619)	8,039
Net cash provided by operating activities	114,113	83,149	233,675
Cash flows from investing activities:
Purchases of property and equipment	(36,461)	(30,045)	(32,998)
Acquisition of businesses, net of cash received	—	(12,230)	(56,838)
Proceeds from sale of businesses, net of cash divested	—	—	48,876
Purchases of investments	(4,000)	—	—
Purchases of intangible assets	—	(1,000)	(1,511)
Net cash used in investing activities	(40,461)	(43,275)	(42,471)
Cash flows from financing activities:
Debt issuance cost	—	(232)	(10,849)
Payment of debt	—	—	(593)
Issuance of long-term debt	—	—	305,000
Proceeds from the issuance of common stock under employee stock purchase plan	1,386	1,284	519
Repurchase of common stock	(23,483)	(7,596)	—
Taxes paid related to net share settlement	(1,888)	(4,079)	—
Repurchase of debt	(57,672)	—	—
Deferred payments for acquisitions	—	—	(6,267)
Contributions from Former Parent	—	—	21,238
Distribution to Former Parent - Separation	—	—	(290,282)
Distribution of non-fax cash to Former Parent	—	—	(266,539)
Net cash used in financing activities	(81,657)	(10,623)	(247,773)
Effect of exchange rate changes on cash and cash equivalents	2,556	(1,865)	(4,842)
Net change in cash and cash equivalents	(5,449)	27,386	(61,411)
Cash and cash equivalents at beginning of year	94,164	66,778	128,189
Cash and cash equivalents at end of year	$88,715	$94,164	$66,778
See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2023, 2022 and 2021
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Net parent	Total equity
	Shares	Amount	capital	Shares	Amount	deficit	loss	investment	(deficit)
Balance, January 1, 2021	—	$—	$—	—	$—	$—	$(55,966)	$1,178,508	$1,122,542
Foreign currency translation adjustment prior to Separation	—	—	—	—	—	—	(13,555)	—	(13,555)
Net income prior to Separation	—	—	—	—	—	—	—	102,510	102,510
Share-based compensation prior to Separation	—	—	—	—	—	—	—	99	99
Parent contribution prior to Separation	—	—	—	—	—	—	—	21,238	21,238
Recapitalization of J2 Cloud Services	19,902,924	199	1,302,156	—	—	—	—	(1,302,355)	—
Transfer of 2028 Notes to Former Parent	—	—	(500,000)	—	—	—	—	—	(500,000)
Distribution to Former Parent	—	—	(290,282)	—	—	—	—	—	(290,282)
Transfer of non-fax business to Former Parent	—	—	(837,251)	—	—	—	53,506	—	(783,745)
Reclassification to accumulated deficit	—	—	325,377	—	—	(325,377)	—	—	—
Issuance of shares under ESPP	10,421	—	519	—	—	—	—	—	519
Share-based compensation after Separation	65,235	1	2,359	—	—	—	—	—	2,360
Foreign currency translation adjustment after Separation	—	—	—	—	—	—	(842)	—	(842)
Net income after Separation	—	—	—	—	—	6,491	—	—	6,491
Balance, December 31, 2021	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$—	$(332,665)
Net income	—	—	—	—	—	72,714	—	—	72,714
Other comprehensive loss	—	—	—	—	—	—	(2,251)	—	(2,251)
Vested restricted stock	166,378	2	(2)	—	—	—	—	—	—
Shares withheld related to net share settlement	(71,509)	(1)	(4,078)	—	—	—	—	—	(4,079)
Repurchase of common stock	—	—	—	(189,114)	(7,596)	—	—	—	(7,596)
Issuance of shares under ESPP	32,096	—	1,284	—	—	—	—	—	1,284
Share-based compensation	—	—	21,568	—	—	—	—	—	21,568
Adjustments related to the Separation	—	—	—	—	—	(4,236)	—	—	(4,236)
Balance, December 31, 2022	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$—	$(255,261)
Net income	—	—	—	—	—	77,295	—	—	77,295
Other comprehensive income	—	—	—	—	—	—	5,931	—	5,931
Vested restricted stock	173,356	2	(2)	—	—	—	—	—	—
Shares withheld related to net share settlement	(61,878)	(1)	(1,887)	—	—	—	—	—	(1,888)
Repurchase of common stock	—	—	—	(839,548)	(23,686)	—	—	—	(23,686)
Issuance of shares under ESPP	56,663	1	1,385	—	—	—	—	—	1,386
Share-based compensation	—	—	20,101	—	—	—	—	—	20,101
Balance, December 31, 2023	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$—	$(176,122)

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2023, 2022 and 2021

1.       The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 900 thousand customers of all sizes, from enterprises to individuals, across approximately 47 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

Consensus Cloud Solutions, Inc. Spin-Off
On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of December 31, 2023 (see Note 21 - Related Party Transactions).

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

For the period prior to the Separation, the Consensus consolidated financial statements included an allocation of certain corporate expenses related to services provided to J2 Cloud Services by Ziff Davis. These expenses included the cost of executive management, information technology, legal, treasury, risk management, human resources, accounting and financial reporting, investor relations, public relations, and internal audit services provided by the Former Parent company personnel to J2 Cloud Services. The cost of these services had been allocated to J2 Cloud Services based on specific identification when possible or, when the expenses were determined to be global in nature, based on the percentage of J2 Cloud Services’ relative revenue to total Ziff Davis revenue for the periods presented. Management believes that these allocations were reasonable representations of the costs incurred for the services provided; however, these allocations may not be indicative of the actual expenses that would have been incurred by J2 Cloud Services had it been operating as an independent company for the periods presented.

For periods prior to the Separation, interest expense relates to interest incurred on third-party debt issued by historical J2 Cloud Services. No interest expense incurred by Ziff Davis was allocated to J2 Cloud Services as Ziff Davis’ third-party debt was not specifically related to historical operations of J2 Cloud Services.

As the Cloud Fax business was not historically held by a single legal entity, “net parent investment” in the Consolidated Statements of Stockholders’ Deficit is shown to represent Ziff Davis’ interest in the recorded net assets of historical J2 Cloud Services. Other comprehensive income or loss attributable to J2 Cloud Services is presented as a separate component of equity. In the period in which the Separation occurred, the net parent investment is recharacterized as share capital and additional paid-in-capital to reflect the capital structure of Consensus upon the legal formation of Consensus and the contribution of the Cloud Fax business with any excess of distributions over net parent investment shown within accumulated deficit.

(c)Use of Estimates
The preparation of consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, including judgments about the reported amounts of net revenue and expenses during the reporting period. The Company believes that its most significant estimates are those related to revenue recognition, internal-use software development costs, share-based compensation expense and income taxes. On an ongoing basis, management evaluates its estimates based on historical experience and on various other factors that the Company believes to be reasonable under the circumstances. Actual results could materially differ from those estimates due to risks and uncertainties, including uncertainty in the current economic environment due to factors such as inflationary pressures and elevated interest rates.

(d)Discontinued Operations
The accounting requirements for reporting the Company’s non-fax business as a discontinued operation were met when the Separation was completed. Accordingly, the consolidated financial statements reflect the results of the non-fax business as a discontinued operation for the year ended December 31, 2021 (see Note 5 - Discontinued Operations and Disposition of Businesses).

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

Principal vs. Agent
The Company determines whether revenue should be reported on a gross or net basis by assessing whether the Company is acting as the principal or an agent in the transaction. If the Company is acting as the principal in a transaction, the Company reports revenue on a gross basis. If the Company is acting as an agent in a transaction, the Company reports revenue on a net basis. In determining whether the Company acts as the principal or an agent, the Company follows the accounting guidance under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic No. 606, Revenue from Contracts with Customers (“ASC 606”), for principal-agent considerations and assesses: (i) if another party is involved in providing goods or services to the customer and (ii) whether the Company controls the specified goods or services prior to transferring control to the customer.

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

(h)Investments
The Company accounts for investments in equity securities in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses resulting from adjustments due to observable price changes, if applicable, are reported within earnings on the Consolidated Statement of Income.

As of December 31, 2023 the carrying amount of the Company’s investments accounted under the measurement alternative method in accordance with ASC 321 was $4.0 million and is included in other assets within the Company’s Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the year ended December 31, 2023, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.

(i)Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(j)Debt Issuance Costs
The Company capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs as a reduction to the debt amount. These costs are amortized and included in interest expense over the life of the related debt security using the effective interest method.

(k)Concentration of Credit Risk
All of the Company’s cash and cash equivalents are invested at major financial institutions. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. At December 31, 2023, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily within

Luxembourg and the United States, however, the Company has accounts within several other countries including the United Kingdom, Australia, Japan, Canada, Ireland, Hong Kong, New Zealand and France.

(l)Foreign Currency
Some of Consensus’ foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of those subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses of those subsidiaries are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive loss. Net translation gain (loss) was $5.9 million, $(2.3) million and $(14.4) million for the years ended December 31, 2023, 2022 and 2021, respectively. Foreign exchange (losses) gains from foreign currency transactions are recorded within other (expense) income, net on the Consolidated Statements of Income and amounted to $(2.4) million, $(1.6) million and $0.2 million for the years ended December 31, 2023, 2022 and 2021, respectively.
(m)Property and Equipment
Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful lives of property and equipment range from 1 to 10 years. Fixtures, which are comprised primarily of leasehold improvements and equipment under finance leases, are amortized on a straight-line basis over their estimated useful lives or for leasehold improvements, the related lease term, if less (see Note 7 - Property and Equipment).

(n)Internal-Use Software Development Costs
The Company capitalizes certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Management estimates the stage of development as well as the time allocated to internal-use software projects. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 7 years (see Note 7 - Property and Equipment).
(o)Impairment or Disposal of Long-Lived and Intangible Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

The Company assesses the impairment of identifiable definite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important are those that could individually or in combination trigger an impairment review include the following:

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

The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of definite-lived assets may not be recoverable. There were no impairments recorded in 2023 and 2022. In the year ended December 31, 2021, the Company recorded an impairment of $1.7 million in property and equipment (see Note 7 - Property and Equipment) and an impairment of $6.5 million in operating right-of-use assets (see Note 10 - Leases) in connection with the downtown Los Angeles lease. Additionally, the Company recorded an impairment of $1.0 million in operating right-of-use assets included in discontinued operations in relation to exiting a lease in the year ended December 31, 2021.

(p)Business Combinations and Valuation of Goodwill and Intangible Assets
The Company applies the acquisition method of accounting for business combinations in accordance with GAAP and uses estimates and judgments to allocate the purchase price paid for acquisitions to the fair value of the assets, including identifiable intangible assets, and liabilities acquired. Such estimates may be based on significant unobservable inputs and assumptions such as, but not limited to, future revenue growth rates, gross and operating margins, customer attrition rates, royalty rates, discount rates and terminal growth rate assumptions. The Company uses established valuation techniques and may engage reputable valuation specialists to assist with the valuations. Management’s estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates. Fair values are subject to refinement for up to one year after the closing date of an acquisition as information relative to closing date fair values becomes available. Upon the conclusion of the measurement period, any subsequent adjustments are recorded to earnings.

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired in a business combination. Intangible assets resulting from the acquisitions of entities accounted for using the acquisition method of accounting are recorded at the estimated fair value of the assets acquired. Identifiable intangible assets are comprised of purchased customer relationships, trademarks and trade names, developed technologies and other intangible assets. The fair values of these identified intangible assets are based upon expected future cash flows or income, which take into consideration certain assumptions such as customer turnover, trade names and patent lives. These determinations are primarily based upon the Company’s historical experience and expected benefit of each intangible asset. If it is determined that such assumptions have changed in future periods, then the resulting change will impact the fair value of the intangible asset. Intangible assets subject to amortization are amortized over the period of estimated economic benefit ranging from 1 to 20 years and the amortization expense is included in cost of revenues and general and administrative expenses on the Consolidated Statements of Income.

The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, on October 1, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company has a single reporting unit. In the fourth quarter of 2023, the Company performed the annual impairment test for goodwill for the year ended December 31, 2023 using a qualitative assessment, primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. The Company performed the annual impairment test for intangible assets with indefinite lives for the year ended December 31, 2023 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. There is no accumulated impairment as of December 31, 2023.

(q)Income Taxes
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

ASC 740 provides guidance on the minimum threshold that an uncertain income tax benefit is required to meet before it can be recognized in the financial statements and applies to all income tax positions taken by a company. ASC 740 contains a two-step approach to recognizing and measuring uncertain income tax positions. The first step is to evaluate the tax position for recognition by determining if the weight of available evidence indicates that it is more likely than not that the position will be sustained on audit, including resolution of related appeals or litigation processes, if any. The second step is to measure the tax benefit as the largest amount that is more than 50% likely of being realized upon settlement. If it is not more likely than not that the benefit will be sustained on its technical merits, no benefit will be recorded. Uncertain income tax positions that relate only to timing of when an item is included on a tax return are considered to have met the recognition threshold. The Company recognizes accrued interest and penalties related to uncertain income tax positions in income tax expense on its Consolidated Statements of Income.

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

On August 16, 2022, the Inflation Reduction Act of 2022 (“IRA”) was enacted into law and is effective for taxable years beginning after December 31, 2022. The IRA includes a new corporate alternative minimum tax of 15% on adjusted financial statement income of corporations with profits greater than $1 billion, a 1% excise tax on the fair market value of net share buy-backs, in addition to multiple incentives to the clean energy industry (see Note 14 - Stockholders' Equity).

The Company does not believe these provisions have a significant impact to our current and deferred income tax balances. The Company benefited from the technical correction to tax depreciation related to qualified improvement property and had elected to defer the employer side social security payments where eligible. The Company remitted the deferred employer side social security payments during the year ended December 31, 2022.

(r)Share-Based Compensation
The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to, the valuation model used and associated input factors, such as expected term of the award, stock price volatility, risk free interest rate, dividend rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. The Company estimates the expected term based upon the contractual term of the award (see Note 15 - Equity Incentive and Employee Stock Purchase Plan).

(s)Earnings Per Common Share (“EPS”)
EPS is calculated pursuant to the two-class method as defined in FASB ASC Topic No. 260, Earnings per Share (“ASC 260”), which specifies that all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS pursuant to the two-class method.

Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method (see Note 17 - Earnings Per Share).

(t)Research, Development and Engineering
Research, development and engineering costs are expensed as incurred. Development of internal-use software is capitalized and amortized as described in paragraph (n).

(u)Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker, who is our chief executive officer (CEO), for making operating and investment decisions and for assessing performance. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. Accordingly, the Company has determined that it operates one reportable segment known as Cloud Fax (see Note 18 - Segment Information).

(v)Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses on our Consolidated Statements of Income. Advertising costs for the years ended December 31, 2023, 2022 and 2021 were $51.7 million, $55.4 million and $45.7 million, respectively.

(w)Recent Accounting Pronouncements
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

In October 2023, the FASB issued ASU No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the accounting standards codification in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for all fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this ASU should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.

(x)Reclassifications
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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Corporate	$199,621	$192,195	$169,732
Small office home office (“SoHo”)	162,916	170,199	182,390
Other	25	28	542
Total revenues	$362,562	$362,422	$352,664

Timing of revenue recognition
Point in time	$427	$557	$—
Over time	362,135	361,865	352,664
Total revenues	$362,562	$362,422	$352,664

The Company has recorded $23.6 million and $22.9 million of revenue for the years ended December 31, 2023 and 2022, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

Performance Obligations
Generally, the Company’s contracts with customers include one performance obligation, however, certain contracts may include multiple performance obligations. For such arrangements, revenues are allocated to each performance obligation based on their relative standalone selling price.

The Company satisfies its performance obligations upon delivery of products or services to its customers. Payment terms vary by type and location of the Company’s customers and the products and services offered. The time between invoicing and when payment is due is not significant. Due to the nature of the services provided, there are no obligations for returns.

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

The following table summarizes the allocation of the purchase consideration, net of cash acquired, as of the acquisition date (in thousands):

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

Goodwill represents the excess of the purchase price over the fair value of the net tangible and identifiable intangible assets acquired and represents intangible assets that do not qualify for separate recognition. Goodwill recognized associated with this acquisition during the year ended December 31, 2022 was $5.7 million, of which $5.7 million is expected to be deductible for income tax purposes.

5.Discontinued Operations and Disposition of Businesses
On October 7, 2021, the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, in exchange for approximately $259.1 million in cash, an asset related to the $500 million aggregate principal amount of the 6.5% Senior Notes due in 2028 and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. The transfer to the Former Parent of the non-fax business met the accounting requirements to be presented as a discontinued operation once the Separation was completed as the disposition of the non-fax business constitutes a strategic shift that had a major effect on the Company’s operations relative to the historical operations of J2 Cloud Services.

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

The key components of the loss from discontinued operations that were included in the Company’s Consolidated Statement of Income are as follows (in thousands):

Year ended December 31, 2021
Revenues	$271,571
Cost of revenues	74,294
Gross profit	197,277
Operating expenses:
Sales and marketing	72,425
Research, development and engineering	16,756
General and administrative	84,213
Goodwill impairment on business	32,629
Total operating expenses	206,023
Loss from discontinued operations	(8,746)
Interest expense	(235)
Interest income	693
Loss on sale of businesses	(21,797)
Other income	1,752
Loss from discontinued operations before income taxes	(28,333)
Income tax benefit	(16,160)
Loss from discontinued operations, net of income taxes	$(12,173)

The key components of cash flows from discontinued operations are as follows (in thousands):

Year ended December 31, 2021
Depreciation and amortization	$39,727
Capital expenditure	14,322
Share-based compensation expense	602
Non-cash operating lease costs	2,814
Deferred taxes	554
Foreign currency remeasurement gain	(9)
Lease asset impairments and other charges	990
Loss on sale of businesses	21,797
Goodwill impairment on business	32,629
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

B2B Back-up (Non-Consensus)
During the first quarter of 2021, the Company committed to a plan to sell its B2B Backup business as it was determined to be a non-core business. During the second quarter of 2021, the Company received an offer to purchase the business. Management determined that the fair value of the business less cost to sell was lower than its carrying amount. As a result, the Company recorded an impairment to goodwill of $32.6 million, which was recorded in the second quarter of 2021, and is included within discontinued operations on the Consolidated Statement of Income. On September 17, 2021, in a cash transaction, the Company sold the B2B Backup business. For the year ended December 31, 2021, the total loss recognized on the sale was $24.6 million, which is included within discontinued operations on the Consolidated Statement of Income.

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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $72.1 million and zero as of December 31, 2023 and 2022, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 9 - Long-Term Debt). The carrying value of long-term debt is reflected in the financial statements at cost.

During the year ended December 31, 2021, the Company recorded an increase in the fair value of the contingent consideration of $0.7 million, in connection with the acquisition of SRFax, using Level 3 inputs and reported such increase in general and administrative expenses. The contingent consideration was fully paid during 2021.

Assets Measured on a Non-Recurring Basis

The Company’s non-financial assets, which primarily consist of goodwill, indefinite-lived intangibles assets, long-lived assets and equity securities without a readily determinable fair value are reported at carrying value, or at fair value as of their acquisition dates, and are not required to be measured at fair value on a recurring basis. However, if any of these types of assets become impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

During the year ended December 31, 2021, the Company recorded total non-cash impairment charges of $7.5 million related to its operating lease right-of-use assets, based on their fair value determined using Level 3 inputs (see Note 10 - Leases).

7.Property and Equipment
Property and equipment, stated at cost, at December 31, 2023 and 2022 consisted of the following (in thousands):

	2023	2022
Internal-use software development costs	$51,396	$31,738
Computers, software and equipment	21,701	22,634
Furniture and fixtures	887	828
Leasehold improvements	1,720	1,717
Internal-use software development costs in process	48,022	28,442
	123,726	85,359
Less: Accumulated depreciation and amortization	(42,530)	(30,401)
Total property and equipment, net	$81,196	$54,958

Depreciation and amortization expense was $13.1 million, $10.6 million and $7.3 million for the years ended December 31, 2023, 2022 and 2021, respectively.

During the fourth quarter of 2021, the Company recorded a non-cash impairment charge of $1.7 million for property and equipment related to the impairment of the Downtown Los Angeles lease (see Note 10 - Leases for further details). No impairment was recorded in 2023 or 2022.

8.Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the years ended December 31, 2023 and 2022 are as follows (in thousands):

Amount
Balance as of January 1, 2022	$339,209
Goodwill acquired (Note 4)	5,677
Foreign exchange translation	1,699
Balance as of December 31, 2022	$346,585
Foreign exchange translation	2,237
Balance as of December 31, 2023	$348,822

Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of December 31, 2023 and 2022 as follows (in thousands):

	2023	2022
Trade names	$27,367	$27,337
Other	4,045	4,045
Total	$31,412	$31,382

Intangible Assets Subject to Amortization:
In addition to the intangible assets related to Summit (refer to Note 4 - Business Acquisitions), the Company acquired technology for jSign, a corporate solution that provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API during the year ended December 31, 2022. The purchase price was $1.0 million and the asset is included in intangibles, net on the Consolidated Balance Sheets and other purchased intangibles in the table below.

As of December 31, 2023, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.3 years	$8,199	$7,789	$410
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.6 years	108,417	97,333	11,084
Other purchased intangibles	1.8 years	11,989	9,905	2,084
Total		$182,946	$169,368	$13,578
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

Expected amortization expenses for intangible assets subject to amortization at December 31, 2023 are as follows (in thousands):

Fiscal Year:	Amount
2024	$3,534
2025	2,642
2026	2,131
2027	1,429
2028	1,006
Thereafter	2,836
Total expected amortization expense	$13,578

Amortization expense was $4.3 million, $4.7 million and $4.8 million for the years ended December 31, 2023, 2022 and 2021, respectively.

9.Long-Term Debt
Long-term debt as of December 31, 2023 and 2022 consists of the following (in thousands):

	2023	2022
2026 Senior Notes	$280,014	$305,000
2028 Senior Notes	462,414	500,000
Total	742,428	805,000
Less: Deferred issuance costs	(8,448)	(11,135)
Total debt	733,980	793,865
Less: Current portion, net of debt issuance costs	(8,575)	—
Total long-term debt, less current portion	$725,405	$793,865

At December 31, 2023, future principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2024	$8,723
2025	—
2026	278,745
2027	—
2028	454,960
Thereafter	—
$742,428

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Consolidated Balance Sheet as of December 31, 2023 and 2022. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2023.
As of December 31, 2023 and 2022, the estimated fair value of the 2026 Senior Notes was approximately $266.0 million and $282.8 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2026 Senior Notes as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Principal amount of 2026 Senior Notes	$280,014	$305,000
Less: Debt issuance costs	(2,612)	(3,748)
Net carrying amount of 2026 Senior Notes	$277,402	$301,252

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis (see Note 21 - Related Party Transactions). Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2023 and 2022. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

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

The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2023.

As of December 31, 2023 and 2022, the estimated fair value of the 2028 Senior Notes was approximately $422.5 million and $459.4 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.

The following table provides additional information related to our 2028 Senior Notes as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Principal amount of 2028 Senior Notes	$462,414	$500,000
Less: Debt issuance costs	(5,836)	(7,387)
Net carrying amount of 2028 Senior Notes	$456,578	$492,613

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2023, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.

The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of December 31, 2023.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. As of December 31, 2023 the Company has retired $62.6 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program the Company reclassified $8.6 million of long-term debt, net of current portion to the current portion of long-term debt as of December 31, 2023 as the Company has the intention and cash on hand to extinguish the $8.6 million of debt within the next reporting period.

For year ended December 31, 2023 a gain on debt extinguishment of $4.8 million related to the Debt Repurchase Program is included in interest expense on the Consolidated Statements of Income.

10.Leases
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

The Company accounts for operating leases greater than one year by recognizing the lease payments in general and administrative expenses in the Consolidated Statements of Income. Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Amortization of finance lease right-of-use assets is included in general and administrative expenses in the Consolidated Statements of Income. Interest related to finance lease right-of-use assets, if any, is included in interest expense in the Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.

The Company recorded total non-cash impairment charges of $7.5 million related to its operating lease right-of-use assets during the year ended December 31, 2021. The $7.5 million in impairment charge during 2021 consists of $6.5 million recognized in continuing operations and $1.0 million recognized in discontinued operations. For the impairment charge recognized in continuing operations, the Company decided to exit and seek subleases for certain leased facilities primarily due to a “partial remote” work model for a significant number of employees. The Company recorded a non-cash impairment charge of $6.5 million related to operating lease right-of-use assets for the affected facility. The impairment was determined by comparing the fair value of the impacted right-of-use asset to the carrying value of the asset as of the impairment measurement date, as required under ASC Topic 360, Property, Plant, and Equipment. The fair value of the right-of-use asset was based on the estimated sublease income for the affected facilities, taking into consideration the time it will take to obtain a sublease tenant, the applicable discount rate and the sublease rate, which represent Level 3 unobservable inputs. The carrying value of the asset was remeasured to exclude a five year optional lease term that was originally included in the initial assessment. The impairment is presented in general and administrative expenses on the Consolidated Statements of Income. No impairment was recorded in 2023 or 2022.

The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income, are as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Operating lease cost	$2,663	$2,121	$2,675
Short-term lease cost	1,671	1,656	875
Finance lease cost
Amortization of right-of-use assets	1,057	1,182	834
Total lease cost	$5,391	$4,959	$4,384

Supplemental balance sheet information related to leases is as follows (in thousands):

Lease-related assets and liabilities	December 31, 2023	December 31, 2022
Operating lease right-of-use assets	$6,766	$7,875
Finance lease right-of-use assets (1)	378	1,427
Total right-of-use assets	$7,144	$9,302

Operating lease liabilities, current	$2,038	$2,793
Operating lease liabilities, noncurrent	13,212	13,877
Total operating lease liabilities	$15,250	$16,670
(1) The full amount of the finance leases were prepaid. Therefore, there is no corresponding lease liability associated with the finance right-of-use assets.

Supplemental cash flow information related to leases is as follows (in thousands):

	Years ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$2,999	$2,784	$2,501
Operating cash flows from finance leases	$—	$—	$2,719
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$542	$1,316	$259
Finance leases	$—	$—	$2,719
Other supplemental operating lease information consists of the following:

	December 31, 2023	December 31, 2022
Operating leases:
Weighted average remaining lease term	6.7 years	7.6 years
Weighted average discount rate	4.8%	4.6%

Maturities of operating lease liabilities as of December 31, 2023 are as follows (in thousands):

Total
Fiscal Year:
2024	$2,958
2025	2,751
2026	2,528
2027	2,534
2028	2,612
Thereafter	5,555
Total lease payments	$18,938
Less: Imputed interest	(3,688)
Present value of operating lease liabilities	$15,250

Significant Judgments
Discount Rate
The majority of the Company’s leases are discounted using the Company’s collateralized incremental borrowing rate as the rate implicit in the lease is not readily determinable. Rates are obtained from various large banks to determine the appropriate incremental borrowing rate at the lease commencement date for collateralized loans with a maturity similar to the lease term.

Options
The lease term is generally the minimum noncancelable period of the lease. The Company does not include option periods unless the Company determined it is reasonably certain of exercising the option at inception or when a triggering event occurs.

Facility Lease
On October 28, 2021, Ziff Davis (the “Assignor”) and Consensus (the “Assignee”) entered into the Assignment and First Amendment to Office Lease (the “Amendment”) with the NREA-TRC 700 LLC (the “Landlord”), in regard to the lease that was previously entered into on April 24, 2019 between the Assignor and the Landlord for certain office space located at 700 South Flower Street, Los Angeles, California (the “Lease”). The lease has an expiration date of January 31, 2031. The Amendment granted the Landlord’s consent to the assignment of the Lease by the Assignor to Assignee.

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

In the year ended December 31, 2021, the Company determined that a sales tax liability was probable and it developed a methodology to estimate the sales tax liability for the SoHo revenue stream during the affected periods from 2017 through 2021. The Company has taken the same approach in estimating the SoHo liability through the year ended December 31, 2023.

Accordingly, the Company has recorded a sales tax expense of $2.0 million and $9.4 million for both SoHo and Corporate sales for the years ended December 31, 2023 and 2022, respectively. The Company has recorded a sales tax expense of $8.6 million for the year ended December 31, 2021 for SoHo sales only. Sales tax expense is recorded within general and administrative expenses in the Consolidated Statements of Income.

The Company initiated a Voluntary Disclosure Agreement (“VDA”) process in the third quarter of 2022, to voluntarily report the prior period sales tax liability. The process has been completed in the fourth quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under ASC 450, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect, sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. As such, the Company has a $7.3 million and $13.1 million sales tax liability within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets as of December 31, 2023 and 2022, respectively.

In conjunction with the state voluntary disclosure agreement process the Company is remitting sales tax for SoHo and Corporate sales for current and prior periods.

12.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Prepaid insurance	$939	$1,004
Prepaid income taxes	3,698	8,033
Other prepaid expenses	5,031	4,884
Other current assets	523	414
Total	$10,191	$14,335
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2023 and 2022 (in thousands):

	2023	2022
Accounts payable	$9,858	$6,288
Accrued sales and other taxes	8,806	13,865
Accrued interest	9,885	10,717
Accrued compensation	4,337	2,755
Accrued advertising expenses	2,485	3,545
Other accrued expenses	1,059	4,076
Total	$36,430	$41,246

13.Income Taxes
Income from continuing operations before income taxes for the years ended December 31, 2023, 2022 and 2021 was as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Domestic	$30,998	$7,772	$80,655
Foreign	72,166	91,141	80,429
Income before income taxes	$103,164	$98,913	$161,084

Income tax expense (benefit) related to continuing operations consisted of the following (in thousands):

	Years Ended December 31,
	2023	2022	2021
Current:
Federal	$17,330	$13,327	$22,368
State	4,058	1,941	1,445
Foreign	1,945	12,669	9,496
Total current	23,333	27,937	33,309

Deferred:
Federal	(852)	(5,851)	(4,902)
State	(884)	(1,359)	3,575
Foreign	4,272	5,472	7,928
Total deferred	2,536	(1,738)	6,601
Income tax expense	$25,869	$26,199	$39,910

A reconciliation of the statutory federal income tax rate with Consensus’ effective income tax rate is as follows:

	Years Ended December 31,
	2023	2022	2021
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.1	1.2	2.9
Foreign rate differential	(1.8)	(1.8)	(0.1)
Foreign income inclusion	7.9	6.3	4.9
Foreign tax credit	(5.7)	(3.6)	(4.0)
Reserve for uncertain tax positions	3.1	2.1	0.5
Impact on deferred taxes of enacted tax law and rate changes	(0.1)	0.1	—
Tax credits and incentives	(2.6)	(2.4)	(0.1)
Executive compensation	1.4	3.1	0.2
Return to provision adjustments	(0.9)	0.8	—
Other	0.7	(0.3)	(0.5)
Effective tax rates	25.1%	26.5%	24.8%

The effective tax rate for the years ended December 31, 2023 and 2022 differs from the federal statutory rate primarily due to the Global Intangible Low-Taxes Income inclusion, an increase in the net reserve for uncertain tax positions during 2023 and 2022, impact of jurisdictional mix of earnings, various tax credits and certain expenses not deductible for tax purposes.

The effective tax rate for the year ended December 31, 2021 differs from the federal statutory rate primarily due to impacts of the Global Intangible Low-Taxed Income inclusion, an increase in the reserve for uncertain tax positions during 2021 and various tax credits.

The primary foreign tax jurisdictions that the Company operates in are: Canada, Ireland and Japan with a statutory tax rate of 26.5%, 12.5% and 30.6%, respectively.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Net operating loss carryforwards	$56	$44
Tax credit carryforwards	1,323	503
Accrued expenses	1,214	3,586
Allowance for bad debt	1,582	1,414
Share-based compensation expense	2,210	611
Basis difference in intangibles	15,657	20,056
Basis difference in developed software	1,907	1,089
Deferred revenue	940	425
Operating lease	3,734	4,269
State taxes	506	187
Section 163(j) interest limitation	7,279	5,521
Other	1,711	974
	38,119	38,679
Less: valuation allowance	(45)	(45)
Total deferred tax assets	$38,074	$38,634

Deferred tax liabilities:
Basis difference in property and equipment	$(399)	$(487)
ROU asset	(1,586)	(1,987)
Prepaid insurance	(1,344)	(907)
Other	(974)	—
Total deferred tax liabilities	(4,303)	(3,381)
Net deferred tax assets	$33,771	$35,253

Reported as:
Deferred income taxes (non-current assets)	$34,869	$35,981
Deferred income taxes (non-current liabilities)	1,098	728
Net deferred tax assets	$33,771	$35,253

The Company had approximately $33.8 million and $35.3 million in net deferred tax assets as of December 31, 2023 and 2022, respectively, related primarily to basis differences in tangible and intangible assets. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As of December 31, 2023 and 2022, the Company has a minimal amount of valuation allowance against its deferred tax assets of foreign net operating losses.

As of December 31, 2023 and 2022, the Company has interest expense limitation carryovers of $30.4 million and $23.4 million, respectively, which carries forward indefinitely.

As of December 31, 2023 and 2022, the Company had $1.3 million and $0.5 million foreign tax credit carryforward, respectively. If unused, these credits will begin to expire in 2031.

In addition, as of December 31, 2023 and 2022, the Company had state research and development tax credits of $1.8 million and $1.0 million, respectively, which can be carried forward indefinitely.

Federal and state laws can impose substantial restrictions on the utilization of tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that no significant limitation would be placed on the utilization of its tax credit carryforwards due to ownership changes.

The Company has approximately $376.6 million of undistributed earnings from foreign subsidiaries as of December 31, 2023. The Company considers the earnings of $31.2 million of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. If the Company decides to repatriate these foreign earnings, the Company would need to adjust the income tax provision in the period in which it is determined that the earnings will no longer be indefinitely invested outside the United States.

Certain tax payments are prepaid during the year and included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company’s prepaid tax payments were $3.7 million and $8.0 million at December 31, 2023 and 2022, respectively.

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

As of December 31, 2023, the total amount of unrecognized tax benefits, excluding interest and penalties, was $8.5 million, of which $8.5 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2022, the total amount of unrecognized tax benefits, excluding interest and penalties, was $5.7 million, of which $5.7 million, if recognized, would affect the Company’s effective tax rate. As of December 31, 2021, the total amount of unrecognized tax benefits, excluding interest and penalties, was $3.7 million, of which $3.7 million, if recognized would affect the Company’s effective tax rate.

The aggregated changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2023, 2022 and 2021, is as follows (in thousands):

	Years Ended December 31,
	2023	2022	2021
Beginning balance	$5,742	$3,735	$3,050
Decreases related to tax positions taken during a prior year	—	(863)	—
Increases related to tax positions taken in the current year	2,745	2,870	685
Ending balance	$8,487	$5,742	$3,735

The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2023 and 2022, the total amount of interest and penalties accrued was $1.2 million and $1.0 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2023, 2022 and 2021 of $0.3 million, $0.1 million and $0.2 million, respectively.

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
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands, France and Hong Kong. As of December 31, 2023, the Company is not under audit in any jurisdiction that it operates within. The Company has filed its post-spin tax returns for the tax years 2021 and 2022 including some international subsidiaries who have previously filed in their local jurisdictions. In respect to these international subsidiaries, tax returns filed for the years from 2017 onwards are still open to examination by tax authorities.

14.Stockholders’ Deficit
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

In connection with the Separation, 19,902,924 shares of common stock were issued to the Former Parent and the historical net parent investment was recharacterized as share capital and additional-paid-in-capital to reflect the new corporate structure of Consensus. Additional-paid-in-capital (APIC) was further adjusted to reflect (i) the distribution of cash to the Former Parent in the amount of $290.3 million ($259.1 million base amount plus additional net cash sweeps of $31.2 million), (ii) the transfer to the parent of the $500.0 million aggregate principal amount of the 6.5% Senior Notes due in 2028, and (iii) the transfer of the net assets of the non-fax business in the amount of $837.3 million back to Ziff Davis. At the time of the separation, the excess of the distributions to the Former Parent over the remaining net parent investment (i.e., the negative APIC balance) was reclassified to accumulated deficit.

The Separation was achieved when Ziff Davis’ distributed 80.1% of the shares of Consensus common stock to holders of Ziff Davis common stock as of the close of business on October 1, 2021, the record date for the distribution. Ziff Davis’ stockholders of record received one share of Consensus common stock for every three shares of Ziff Davis’ common stock held. Ziff Davis retained a 19.9% investment in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of December 31, 2023 (see Note 21 - Related Party Transactions).

Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 9 - Long-Term Debt).

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the years ended December 31, 2023 and 2022, the Company repurchased 839,548 and 189,114 shares, respectively, at an aggregate cost of $23.7 million (inclusive of excise tax of $0.2 million) and $7.6 million, respectively, under this program. Cumulatively as of December 31, 2023, 1,028,662 shares have been repurchased at an aggregate cost of $31.3 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2023, 2022 and 2021 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 61,878, 71,509 and zero shares, respectively.

Refer to Note 15 - Equity Incentive and Employee Stock Purchase Plan, for shares of common stock issued in relation to the Company’s equity incentive plan.

15.Equity Incentive and Employee Stock Purchase Plan
Prior to the Separation from Ziff Davis, the Company recorded share-based compensation expense for share-based awards granted to its employees and non-employees for services provided based on expense that was allocated from the Former Parent to the Company for each relevant employee on a monthly basis. The Former Parent’s plans included its 2015 Stock Plan and the 2001 Employee Stock Purchase Plan.

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

Consensus Equity Incentive Plans
(a) The 2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan (the “2021 Plan”). The 2021 Plan provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of December 31, 2023, 2,147,484 shares were available to be used under the 2021 Plan.

Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are typically one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company issued zero, 884 and 59,175 shares of restricted stock during the years ended December 31, 2023, 2022 and 2021, respectively. The Company granted 567,218, 216,959 and 510,128 restricted stock units, which includes 91,203 shares exchanged in the Separation in 2021, during the years ended December 31, 2023, 2022 and 2021, respectively.

Restricted Stock and Restricted Stock Units with Market Conditions
The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period). Stock-based compensation expense related to an award with a market condition will be recognized over the requisite service period using the graded-vesting method unless the market condition has been met and the requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the year ended

December 31, 2021, the Company issued 6,060 shares of market-based restricted stock, all of which were exchanged in the Separation. The Company granted 503,144 market-based restricted stock units, which includes 34,638 shares exchanged in the Separation, during the year ended December 31, 2021. During the years ended December 31, 2023 and 2022, the Company granted 122,150 and 42,586 shares, respectively, of market-based restricted stock units. The per share weighted-average grant-date fair values of the market-based awards granted during the years ended December 31, 2023, 2022 and 2021 was $23.69, $55.47 and $46.07, respectively, as determined by the Monte Carlo valuation. Notwithstanding the valuation, for the underlying stock price assumption, all market-based stock awards utilize the market value at the close of business on the date the grant is awarded.

The Monte Carlo valuation model used to estimate the fair value of the market-based awards granted utilized the following weighted-average assumptions:

	December 31, 2023	December 31, 2022	December 31, 2021
Underlying stock price at valuation date	$25.00	$59.66	$57.06
Expected volatility	50.0%	43.8%	35.1%
Risk-free interest rate	4.2%	3.6%	1.3%
Contractual term	8 years	8 years	6.1 years

Restricted stock activity for the years ended December 31, 2023, 2022 and 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	—	$—
Granted	65,235	38.46
Vested	—	—
Canceled	—	—
Nonvested at December 31, 2021	65,235	38.46
Granted	884	37.67
Vested	(30,703)	38.50
Canceled	—	—
Nonvested at December 31, 2022	35,416	38.42
Granted	—	—
Vested	(19,737)	37.77
Canceled	—	—
Nonvested at December 31, 2023	15,679	$39.24

As of December 31, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock awards of $0.1 million, which is expected to be recognized over a weighted-average period of 0.2 years.

Restricted stock unit activity for the years ended December 31, 2023, 2022 and 2021 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	—	$—
Exchanged in Separation	125,841	47.15
Granted	887,431	51.22
Vested	—	—
Canceled	(175)	57.15
Outstanding at December 31, 2021	1,013,097	50.71
Granted	259,545	57.61
Vested	(165,494)	54.72
Canceled	(24,697)	56.20
Outstanding at December 31, 2022	1,082,451	51.63
Granted	689,368	27.21
Vested	(173,356)	55.96
Canceled	(37,906)	55.45
Outstanding at December 31, 2023	1,560,557	40.27	3.3	$40,902,199
Vested and expected to vest at December 31, 2023	1,160,759	$40.44	2.8	$30,423,506

As of December 31, 2023, the Company had unrecognized share-based compensation cost related to its restricted stock units of $36.7 million, which is expected to be recognized over a weighted-average period of 2.6 years.

The Company recognized $0.9 million, $1.3 million and $0.2 million, respectively, of tax benefits related to the share-based compensation costs for the years ended December 31, 2023, 2022 and 2021 related to the 2021 Plan.

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

The plan includes a provision which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and therefore, the Company is required to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 7.69% and 6.73% as of December 31, 2023 and 2022, respectively.

During 2023, 2022 and 2021, 56,663, 32,096 and 10,421 Consensus shares were purchased under the Purchase Plan for a weighted average purchase price of $24.45, $40.39 and $49.67 per share, respectively. Cash received upon issuance of the Company’s common stock under the Purchase plan was $1.4 million, $1.3 million and $0.5 million for the years ended December 31, 2023, 2022 and 2021, respectively. As of December 31, 2023, there are 900,820 shares available under the Purchase Plan for future issuance.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	December 31, 2023	December 31, 2022
Risk-free interest rate	5.38%	4.54%
Expected term (in years)	0.5	0.5
Dividend yield	0.00%	0.00%
Expected volatility	53.57%	48.19%
Weighted average volatility	53.57%	48.19%

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

At December 31, 2021, options to purchase were zero of common stock that were exercisable under and outside of the 2015 Plan, at weighted average exercise price of zero. Stock options generally expire after 10 years and vest over a 5-year period.

All stock option grants were approved by “outside directors” within the meaning of Internal Revenue Code Section
162(m).

Stock Options
The stock option activity attributable to Consensus employees for the year ended December, 2021 is summarized as follows:

	Number of Shares	Weighted-Average Exercise Price	Weighted-Average Remaining Contractual Life (In Years)	Intrinsic Value
Options outstanding at January 1, 2021	8,460	$29.53
Granted	—	—
Exercised	(250)	29.53
Canceled	—	—
Adjustment due to Separation	(8,210)	—
Options outstanding at December 31, 2021	—	$—	0.0	$—
Exercisable at December 31, 2021	—	$—	0.0	$—
Vested and expected to vest at December 31, 2021	—	$—	0.0	$—

For the year ended December 31, 2021 the Former Parent granted no options to Consensus employees to purchase shares of common stock pursuant to the 2015 Plan. Stock options granted under the 2015 plan vested 20% per year and expired 10 years from the date of grant.

The total intrinsic values of options exercised attributable to Consensus employees during the year ended December 31, 2021 was zero. The total fair value of options vested during the period prior the Separation attributable to Consensus employees was zero for the year ended December 31, 2021.

Cash received by the Former Parent from options exercised under all share-based payment arrangements for the year ended December 31, 2021 was zero. The actual tax benefit realized for the tax deductions from option exercises under the share-based payment arrangements was zero for the year ended December 31, 2021.

As of December 31, 2021, there was no unrecognized compensation expense related to nonvested share-based compensation options granted under the 2015 Plan.

Fair Value Disclosure
The Former Parent used the Black-Scholes option pricing model to calculate the fair value of each option grant. The expected volatility was based on historical volatility of the Former Parent’s common stock. The Former Parent estimated the expected term based upon the historical exercise behavior of its employees. The risk-free interest rate was based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Former Parent used an annualized dividend yield based upon the per share dividends declared by the Former Parent’s Board of Directors. Estimated forfeiture rates were 12.4% as of December 31, 2021.

Restricted Stock and Restricted Stock Units
The Former Parent has awarded restricted stock and restricted stock units to the Former Parent’s Board of Directors and senior staff pursuant to the 2015 Plan. Compensation expense resulting from restricted stock and restricted unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are approximately one year for awards to members of the Former Parent’s Board of Directors, five years for senior staff (excluding market-based awards discussed below) and eight years for the Chief Executive Officer. The Former Parent granted 2,207 shares of restricted stock and restricted units the year ended December 31, 2021.

Restricted Stock Awards with Market Conditions
The Former Parent awarded certain key employees market-based restricted stock awards pursuant to the 2015 Plan. The market-based awards had vesting conditions that were based on specified stock price targets of the Former Parent’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Former Parent achieving the specified stock price targets with a 20-day and 30-day lookback (trading days). Stock-based compensation expense related awards with a market condition were recognized over the requisite service period using the graded-vesting method, regardless of whether the market condition was satisfied, provided that the requisite service period had been completed. During the nine months ended September 30, 2021 the Former Parent awarded 73,094 market-based restricted stock awards. The per share weighted average grant-date fair value of the market-based restricted stock awards granted during the year ended December 31, 2021 was $113.27.

The Monte Carlo valuation model used by the Former Parent to estimate the fair value of market-based restricted stock awards granted utilized the following weighted-average assumptions:

December 31,
2021
Underlying stock price at valuation	$113.27
Expected volatility	30.3%
Risk-free interest rate	1.3%
Contractual term	8 years

The restricted stock award activity for the year ended December 31, 2021 is set forth below:

	Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2021	26,869	$57.21
Granted	—	—
Vested	(6,189)	74.52
Canceled	(6,850)	83.14
Adjustment due to Separation	(13,830)	53.72
Nonvested at December 31, 2021	—	$—
The restricted stock unit activity attributable to Consensus employees for the year ended December 31, 2021 is set forth below:

	Number of Shares	Weighted-Average Remaining Contractual Life (in Years)	Aggregate Intrinsic Value
Outstanding at January 1, 2021	13,694
Granted	4,416
Vested	(2,470)
Canceled	(8,856)
Adjustment due to Separation	(6,784)
Outstanding at December 31, 2021	—	0.0	$—
Vested and expected to vest at December 31, 2021	—	0.0	$—

The total fair value of restricted stock and restricted stock units vested during the year ended December 31, 2021 was $1.3 million. The actual tax benefit realized for the tax deductions from the vesting of restricted stock awards and units totaled zero for the year ended December 31, 2021.

16.    Defined Contribution 401(k) Savings Plan
Consensus has a 401(k) Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Eligible U.S. employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2023, 2022 and 2021, the Company made contributions of $1.1 million, $0.8 million and $0.2 million, respectively, to this 401(k) Savings Plan.

17.Earnings Per Share
The components of basic and diluted earnings per share for the years ended December 31, 2023, 2022 and 2021 are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2023	2022	2021
Numerator for basic and diluted net income per common share:
Net income from continuing operations attributable to common shareholders	$77,295	$72,714	$121,174
Net income available to participating securities (1)	(59)	(143)	(359)
Net income available to common shareholders from continuing operations	$77,236	$72,571	$120,815
Denominator:
Weighted-average outstanding shares of common stock	19,582,460	19,863,286	19,904,237
Dilutive effect of:
Equity incentive plans	13,970	75,351	71,000
Employee stock purchase plan	4,522	15,148	11,652
Common stock and common stock equivalents	19,600,952	19,953,785	19,986,889
Net income per share from continuing operations:
Basic	$3.94	$3.65	$6.07
Diluted	$3.94	$3.64	$6.04
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the years ended December 31, 2023, 2022 and 2021, 872,418, 509,280 and 191,076 anti-dilutive shares were excluded from earnings per share calculation, respectively.

18.Segment Information
The Company’s businesses are based on the organizational structure used by the chief operating decision maker (“CODM”) for making operating and investment decisions and for assessing performance. The CODM views the Company as one segment: Cloud Fax.
The Company’s Cloud Fax business is driven primarily by subscription revenues.
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Years ended December 31,
	2023	2022	2021
Revenues:
United States	$286,829	$286,044	$274,814
Canada	52,216	49,392	45,157
Ireland	14,534	17,773	21,913
All other countries	8,983	9,213	10,780
Foreign countries	75,733	76,378	77,850
Total	$362,562	$362,422	$352,664

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	December 31, 2023	December 31, 2022
Long-lived assets:
United States	$87,378	$61,858
Canada	196	531
Ireland	250	167
All other countries	138	277
Foreign countries	584	975
Total	$87,962	$62,833

19.    Supplemental Cash Flows Information
Cash paid for interest on outstanding debt during the years ended December 31, 2023, 2022 and 2021 was $51.4 million, $51.9 million and zero, respectively.

The Company capitalized $2.6 million and $1.4 million of interest expense within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2023 and 2022, respectively. Zero interest expense was capitalized during the year ended December 31, 2021.

The Company capitalized $1.9 million and $1.5 million of share-based compensation cost within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2023 and 2022, respectively. Zero share-based compensation cost was capitalized during the year ended December 31, 2021.

Cash paid for income taxes net of refunds received was $16.6 million, $36.5 million and $3.1 million during the years ended December 31, 2023, 2022 and 2021, respectively.

During the year ended December 31, 2021, in a non-cash transaction, an asset related to the $500.0 million aggregate principal amount of the 6.5% Senior Notes due in 2028 (see Note 9 - Long-Term Debt) and $837.3 million of non-fax business net assets were transferred to Ziff Davis with a corresponding reduction in additional-paid-in-capital.

20.Accumulated Other Comprehensive Income (Loss)
The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the years ended December 31, 2023, 2022 and 2021 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2021	$(55,966)
Other comprehensive loss before reclassifications	(14,397)
Transfer of non-fax business to Former Parent	53,506
Net current period other comprehensive income	39,109
Balance as of December 31, 2021	$(16,857)
Other comprehensive loss before reclassifications	(2,251)
Net current period other comprehensive loss	(2,251)
Balance as of December 31, 2022	$(19,108)
Other comprehensive income before reclassifications	5,931
Net current period other comprehensive income	5,931
Balance as of December 31, 2023	$(13,177)

There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2023, 2022 and 2021.

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

In connection with the Separation, Consensus and Ziff Davis entered into several agreements that governed the relationship of the parties following the Separation, including a separation and distribution agreement, a transition services agreement (“TSA”), a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement (the “Agreements”). The TSA governed services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services were intended to cover any costs and expenses incurred in providing such services. The TSA terminated on October 7, 2023. Further, as noted in Note 10, Ziff Davis assigned its lease of office space in Los Angeles, California to Consensus. Ziff Davis and Consensus had joint liability under the lease through October 7, 2022, after which time the Company became the sole lessee under the lease.

During the year ended December 31, 2023 and 2022, the Company paid approximately $1.0 million and $20.8 million, respectively, to Ziff Davis, to settle co-mingled cash accounts, costs associated with the transition services agreement and Separation. Additionally, the Company incurred approximately $0.6 million in costs related to the registration of shares for sale held by Ziff Davis for the year ended December 31, 2022. No costs were incurred in 2023 related to the registration of shares for sale held by Ziff Davis. These costs were recorded in general and administrative expenses within the Consolidated Statement of Income. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10% as of December 31, 2023. Amounts due to Ziff Davis as of December 31, 2023 and 2022 were $0.1 million and $0.2 million, respectively.

22.Subsequent Events

In connection with the Company’s Debt Repurchase Program (see Note 9 - Long-Term Debt), the Company paid $28.6 million to repurchase $30.4 million in principal of its senior notes subsequent to year-end.

Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2023, our disclosure controls and procedures were effective, at a reasonable assurance level.

Limitations on the Effectiveness of Controls

Our disclosure controls and procedures and internal control over financial reporting are designed to provide reasonable assurance of achieving their objectives as specified above. Management does not expect, however, that our disclosure controls and procedures will prevent or detect all error and fraud. Any control system, no matter how well designed and operated, is based on certain assumptions and can provide only reasonable, not absolute, assurance that its objectives will be met. Further, no evaluation of controls can provide absolute assurance that misstatements due to error or fraud will not occur or that all control issues and instances of fraud, if any, within the Company have been detected.

Management’s Annual Report on Internal Control Over Financial Reporting
Consensus’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Consensus. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that Consensus’ internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal controls over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm and their opinion is stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Remediation of Material Weaknesses

As reported in the Company’s form 10-Q for the quarter ended September 30, 2023 and Annual Report on Form 10-K dated March 31, 2023 for the year ended December 31, 2022, we previously identified material weaknesses in our internal control over financial reporting due to design deficiencies involving (i) entity-level controls impacting the control environment and the effective monitoring of controls to prevent or detect material misstatements to the consolidated financial statements (ii) revenue recognition accounting policies and documentation of management review controls over transactions and analysis supporting revenue recognition and the allowance for bad debt (iii) complete and timely preparation and review of technical accounting documentation relating to significant unusual transactions (iv) timeliness of balance sheet account reconciliations and (v.i) User access and segregation of duties related to systems that track employee related costs and (v.ii) evidence of managements review over completeness and accuracy of underlying data used in the operation of certain internal controls that support employee related costs and internally developed software.

Management has completed the execution of its remediation plans and remediated the material weaknesses in internal control over financial reporting that were reported as of December 31, 2022. We began the year ended December 31, 2023 with the appropriate level of resources and technical expertise in accounting, finance, financial reporting and tax departments compared to the year ended December 31, 2022. Our resource levels remained intact throughout the current year. Management deployed additional employee trainings and workshops to strengthen awareness of financial controls and held personnel accountable through frequent and recurring meetings to assess remediation plan status. We expanded the use of Blackline’s Modern Accounting Playbook software, implemented during the fourth quarter of 2022, to bolster our internal controls over balance sheet account reconciliations and the tracking of the financial statement close process. We implemented policies in our revenue processes and increased the depth and precision of our monthly revenue reconciliations. Further, we implemented new management review controls over analysis, schedules and reports that support revenue recognition, bad debt reserve and financial reporting processes to minimize the risk of reporting errors. We expanded the use of our financial reporting team’s SEC expertise to ensure technical accounting memos and related documentation were prepared and reviewed timely with regard to significant unusual transactions, if any. Lastly, we implemented new internal controls to properly address the segregation of duties and select system user access findings previously identified and improved the consistency of our evidence of management review over internally developed software.

We believe the foregoing efforts have effectively remediated the material weaknesses as of December 31, 2023, as the procedures have been implemented for a sufficient period of time and we have completed our testing of the operating effectiveness of the implemented controls and found them to be effective as of December 31, 2023.

Changes in Internal Control Over Financial Reporting

Other than in respect of the remediation activities described above, there have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2023 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(c)    Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2024 Proxy Statement”) for the 2024 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2023.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth in our 2024 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth in our 2024 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth in our 2024 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth in our 2024 Proxy Statement.

                        PART IV

Item 15.Exhibits and Financial Statement Schedules
    (a) 1. Financial Statements.
The following financial statements are filed as a part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firms
(Deloitte & Touche LLP; Los Angeles, California; PCAOB ID #34 and BDO USA, P.C.; Los Angeles, California; PCAOB ID #243)

Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Deficit
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 2023

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

19.1*	Consensus Cloud Solutions, Inc. Insider Trading Policy
21.1*	List of subsidiaries of Consensus Cloud Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP
23.2*	Consent of Independent Registered Public Accounting Firm – BDO USA, P.C.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*	Consensus Cloud Solutions, Inc. Compensation Clawback Policy
101*
The following financial information from Consensus Cloud Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2023, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2023 and December 31, 2022, (ii) Consolidated Statements of Income for the years ended December 31, 2023, 2022 and 2021, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2023, 2022 and 2021, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2023, 2022 and 2021, (v) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2023, 2022 and 2021, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith † Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 27, 2024.

Consensus Cloud Services, Inc.

By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on February 27, 2024.

Signature	Title

/s/ R. SCOTT TURICCHI	Chief Executive Officer and a Director
R. Scott Turicchi	(Principal Executive Officer)

/s/ JAMES C. MALONE	Chief Financial Officer
James C. Malone	(Principal Financial and Accounting Officer)

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ELAINE HEALY	Director
Elaine Healy

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ NATE SIMMONS	Director
Nate Simmons

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2023:
Allowance for doubtful accounts	$4,681	$5,897	$(4,307)	$6,271
Year Ended December 31, 2022:
Allowance for doubtful accounts	$4,743	$1,157	$(1,219)	$4,681
Year Ended December 31, 2021:
Allowance for doubtful accounts	$4,110	$6,168	$(5,535)	$4,743
(1)     Represents specific amounts written off that were considered to be uncollectible.