Form 10-Q
period 2024-03-31
Consensus Cloud Solutions, Inc.
filed 2024-05-09
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 3, 2024, there were approximately 19,220,169 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$61,511	$88,715
Accounts receivable, net of allowances of $6,088 and $6,271, respectively	27,421	26,342
Prepaid expenses and other current assets	9,772	10,191
Total current assets	98,704	125,248
Property and equipment, net	86,743	81,196
Operating lease right-of-use assets	6,391	6,766
Intangibles, net	43,998	44,990
Goodwill	347,219	348,822
Deferred income taxes	32,783	34,869
Other assets	4,953	5,364
TOTAL ASSETS	$620,791	$647,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$45,215	$36,506
Income taxes payable, current	4,514	2,224
Deferred revenue, current	22,452	22,041
Operating lease liabilities, current	2,003	2,038
Current portion of long-term debt	—	8,575
Total current liabilities	74,184	71,384
Long-term debt, net of current portion	671,697	725,405
Deferred revenue, noncurrent	2,186	2,270
Operating lease liabilities, noncurrent	12,737	13,212
Liability for uncertain tax positions	10,464	9,740
Deferred income taxes	1,085	1,098
Other long-term liabilities	262	268
TOTAL LIABILITIES	772,615	823,377
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,291,793 and 20,273,686 shares and total outstanding is 19,220,169 and 19,245,024 shares as of March 31, 2024 and December 31, 2023, respectively	203	203
Treasury stock, at cost (1,071,624 and 1,028,662 shares as of March 31, 2024 and December 31, 2023, respectively)	(31,994)	(31,282)
Additional paid-in capital	46,201	41,247
Accumulated deficit	(146,743)	(173,113)
Accumulated other comprehensive loss	(19,491)	(13,177)
TOTAL STOCKHOLDERS’ DEFICIT	(151,824)	(176,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$620,791	$647,255

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2024	2023
Revenues	$88,146	$91,454

Cost of revenues (1)	17,048	17,508
Gross profit	71,098	73,946
Operating expenses:
Sales and marketing (1)	12,558	16,893
Research, development and engineering (1)	1,905	1,904
General and administrative (1)	18,968	21,152
Total operating expenses	33,431	39,949
Income from operations	37,667	33,997
Interest expense	(6,199)	(12,566)
Interest income	923	—
Other income (expense), net	3,902	(844)
Income before income taxes	36,293	20,587
Income tax expense	9,923	5,129
Net income	$26,370	$15,458

Net income per common share:
Basic	$1.37	$0.78
Diluted	$1.37	$0.78

Weighted average shares outstanding:
Basic	19,220,340	19,847,280
Diluted	19,233,736	19,884,657

(1) Includes share-based compensation expense as follows:
Cost of revenues	$503	$296
Sales and marketing	679	372
Research, development and engineering	95	40
General and administrative	3,173	4,432
Total	$4,450	$5,140

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023

Net income	$26,370	$15,458
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(6,314)	3,078
Other comprehensive (loss) gain	(6,314)	3,078
Comprehensive income	$20,056	$18,536

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2024	2023
Cash flows from operating activities:
Net income	$26,370	$15,458
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,767	4,347
Amortization of financing costs and discounts	479	495
Non-cash operating lease costs	370	416
Share-based compensation	4,450	5,140
Provision for doubtful accounts	875	1,831
Deferred income taxes, net	1,361	(66)
Gain on extinguishment of debt	(4,865)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,008)	(3,429)
Prepaid expenses and other current assets	378	(266)
Other assets	411	424
Increase (decrease) in:
Accounts payable and accrued expenses	9,111	12,400
Income taxes payable	2,373	206
Deferred revenue	430	735
Operating lease liabilities	(531)	(423)
Liability for uncertain tax positions	724	713
Other liabilities	(6)	(10)
Net cash provided by operating activities	44,689	37,971
Cash flows from investing activities:
Purchases of property and equipment	(8,923)	(8,548)
Purchase of investments	—	(4,000)
Net cash used in investing activities	(8,923)	(12,548)
Cash flows from financing activities:
Repurchase of common stock	(712)	(9,195)
Taxes paid related to net share settlement	(233)	(451)
Repurchase of debt	(57,884)	—
Net cash used in financing activities	(58,829)	(9,646)
Effect of exchange rate changes on cash and cash equivalents	(4,141)	1,324
Net change in cash and cash equivalents	(27,204)	17,101
Cash and cash equivalents at beginning of period	88,715	94,164
Cash and cash equivalents at end of period	$61,511	$111,265

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2023	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	15,458	—	15,458
Foreign currency translation adjustment	—	—	—	—	—	—	3,078	3,078
Vested restricted stock	24,840	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(11,418)	—	(451)	—	—	—	—	(451)
Repurchase of common stock	—	—	—	(270,192)	(9,195)	—	—	(9,195)
Share-based compensation	—	—	5,660	—	—	—	—	5,660
Balance, March 31, 2023	20,118,967	$201	$26,859	(459,306)	$(16,791)	$(234,950)	$(16,030)	$(240,711)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2024	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	26,370	—	26,370
Foreign currency translation adjustment	—	—	—	—	—	—	(6,314)	(6,314)
Vested restricted stock	33,447	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(15,340)	—	(233)	—	—	—	—	(233)
Repurchase of common stock	—	—	—	(42,962)	(712)	—	—	(712)
Share-based compensation	—	—	5,187	—	—	—	—	5,187
Balance, March 31, 2024	20,291,793	$203	$46,201	(1,071,624)	$(31,994)	$(146,743)	$(19,491)	$(151,824)

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation
The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 900 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.
Consensus Cloud Solutions, Inc. Spin-Off
On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of March 31, 2024 and December 31, 2023 (see Note 15 - Related Party Transactions).
Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2023, included in our Annual Report (Form 10-K) filed with the SEC on February 28, 2024. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2023.
Segment Reporting
Financial Accounting Standards Board (“FASB”) ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about operating segments in their annual consolidated financial statements and requires that those enterprises report selected information about operating segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker, who is our chief executive officer (CEO), for making operating and investment decisions and for assessing performance. The Company’s chief executive officer reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The chief operating decision maker views the Company as one reportable segment known as Cloud Fax (see Note 14 - Segment Information).
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

In December 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment, and contain other disclosure requirements. The amendments in this ASU are effective for all fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company is evaluating the potential impact of this guidance on its condensed consolidated financial statements.

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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues
Corporate	$51,390	$49,407
Small office home office (“SoHo”)	36,754	42,030
Other	2	17
Total	$88,146	$91,454

Timing of revenue recognition
Point in time	$210	$153
Over time	87,936	91,301
Total	$88,146	$91,454

The Company has recorded $10.1 million and $11.5 million of revenue for the three months ended March 31, 2024 and 2023, respectively, which was previously included in the deferred revenue balance as of the beginning of each respective year.

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

Practical Expedients

Existence of a Significant Financing Component in a Contract

As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges an upfront subscription amount for services, or amount for usage in arrears, or a combination thereof, as other payment terms would affect the nature of the risk assumed by the Company due to the costs of the customer acquisition and the highly competitive and commoditized nature of the business the Company operates.

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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $51.4 million and $72.1 million as of March 31, 2024 and December 31, 2023, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.

The fair value of long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 7 - Long-Term Debt). The carrying value of long-term debt is reflected in the financial statements at cost.
Assets Measured on a Non-Recurring Basis
The Company’s non-financial assets, which primarily consist of goodwill, indefinite-lived intangible assets, long-lived assets and equity securities without a readily determinable fair value are reported at carrying value, or at fair value as of their acquisition dates, and are not required to be measured at fair value on a recurring basis. However, if any of these types of assets become impaired, the carrying values of the assets are written down to fair value using Level 3 inputs.

5.    Property and Equipment
Property and equipment, stated at cost, as of March 31, 2024 and December 31, 2023 consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Internal-use software development costs	$69,608	$51,396
Computers, software and equipment	21,420	21,701
Furniture and fixtures	885	887
Leasehold improvements	1,718	1,720
Internal-use software development costs in process	39,401	48,022
	133,032	123,726
Less: Accumulated depreciation and amortization	(46,289)	(42,530)
Total property and equipment, net	$86,743	$81,196

Depreciation and amortization expense was $3.9 million and $3.3 million for the three months ended March 31, 2024 and 2023, respectively.

No impairment was recorded in the three months ended March 31, 2024 and 2023.

6.    Goodwill and Intangible Assets

The changes in carrying amounts of goodwill for the three months ended March 31, 2024 are as follows (in thousands):

Amount
Balance as of January 1, 2024	$348,822
Foreign exchange translation	(1,603)
Balance as of March 31, 2024	$347,219

As of March 31, 2024 the Company’s goodwill has no accumulated impairment.

Intangible Assets with Indefinite Lives:

Intangible assets are summarized as of March 31, 2024 and December 31, 2023 as follows (in thousands):

	March 31, 2024	December 31, 2023
Trade names	$27,345	$27,367
Other	4,045	4,045
Total	$31,390	$31,412

Intangible Assets Subject to Amortization:

As of March 31, 2024, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.3 years	$8,160	$7,782	$378
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.5 years	107,938	97,578	10,360
Other purchased intangibles	1.4 years	11,919	10,049	1,870
Total		$182,358	$169,750	$12,608
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

Expected amortization expenses for intangible assets subject to amortization at March 31, 2024 are as follows (in thousands):

Fiscal Year:	Amount
2024 (remainder)	$2,743
2025	2,596
2026	2,091
2027	1,391
2028	986
Thereafter	2,801
Total	$12,608

Amortization expense was $0.9 million and $1.1 million for the three months ended March 31, 2024 and 2023, respectively.

7.    Long-Term Debt
Long-term debt as of March 31, 2024 and December 31, 2023 consists of the following (in thousands):

	March 31, 2024	December 31, 2023
2026 Senior Notes	$260,810	$280,014
2028 Senior Notes	418,163	462,414
Total	678,973	742,428
Less: Deferred issuance costs	(7,276)	(8,448)
Total debt	671,697	733,980
Less: current portion, net of debt issuance costs	—	(8,575)
Total long-term debt, less current portion	$671,697	$725,405

As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2026 Senior Notes was approximately $249.4 million and $266.0 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.
As of March 31, 2024 and December 31, 2023, the estimated fair value of the 2028 Senior Notes was approximately $372.2 million and $422.5 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.
At March 31, 2024, future principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2024 (remainder)	$—
2025	—
2026	260,810
2027	—
2028	418,163
Thereafter	—
Total	$678,973
The Company capitalized $0.7 million and $0.5 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2024 and 2023, respectively.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), receiving net proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The 2026 Senior Notes bear interest at a rate of 6.0% per annum and mature on October 15, 2026.

The indenture pursuant to which the 2026 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2024.

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis (see Note 15 - Related Party Transactions) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028.

The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2024.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2024, no amount has been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.
The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of March 31, 2024.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three months ended March 31, 2024 and 2023, the Company retired $63.5 million and zero, respectively, in principal of its senior notes. As of March 31, 2024 the Company has retired an aggregate of $126.0 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program, the Company reclassified zero and $8.6 million of long-term debt, net of current portion to the current portion of long-term debt as of March 31, 2024 and December 31, 2023, respectively, as the Company had the intention and cash on hand to extinguish the respective amounts of debt within the next reporting period.

For the three months ended March 31, 2024 and 2023, a net gain on debt extinguishment of $4.9 million and zero, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.

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

Non-Income Related Taxes
In the third quarter of 2022, the Company initiated a Voluntary Disclosure Agreement (“VDA”) process to voluntarily report sales tax liability related to prior periods where the Company had previously not been able to estimate its exposure. The Company recorded an accrual as the exposure became probable and estimable. The VDA process was completed in the fourth quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.

The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $0.6 million for both the three months ended March 31, 2024 and 2023, respectively.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. The sales tax liability within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets was $6.1 million and $7.3 million as of March 31, 2024 and December 31, 2023, respectively.

9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Prepaid insurance	$700	$939
Prepaid income taxes	1,238	3,698
Prepaid software licenses	5,047	3,232
Other prepaid expenses	2,305	1,799
Other current assets	482	523
Total	$9,772	$10,191
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2024	December 31, 2023
Accounts payable	$8,212	$9,858
Accrued sales and other taxes	7,642	8,806
Accrued interest	19,654	9,885
Accrued compensation	5,058	4,337
Accrued advertising expenses	1,349	2,485
Other accrued expenses	3,300	1,135
Total	$45,215	$36,506

10.    Income Taxes

The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 27.3% and 24.9%, respectively. The Company’s rate increase during the three months ended March 31, 2024 over the prior period is primarily due to the change in the geographical mix of income and an increase in the valuation allowance.

The Company’s effective tax rates for the three months ended March 31, 2024 and 2023 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, nondeductible expenses for tax purposes, foreign rate differential, research and development credits and uncertain tax positions.

As of March 31, 2024 and December 31, 2023, the Company had $10.5 million and $9.7 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits
The Company files tax returns in the United States, Ireland, Canada, Japan, Netherlands, France and Hong Kong. As of March 31, 2024, the Company is not under audit in any jurisdiction that it operates within. In respect to these international subsidiaries, tax returns for the years from 2017 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2024 and 2023, the Company repurchased 42,962 and 270,192 shares, respectively, at an aggregate cost of $0.7 million and $9.2 million, respectively, inclusive of excise tax of zero in both periods under this program. Cumulatively as of March 31, 2024, 1,071,624 shares have been repurchased under this program at an aggregate cost of $32.0 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock

At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 15,340 shares and 11,418 shares, respectively.

Dividends

The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 7 - Long-Term Debt).

12.    Equity Incentive Plan

The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).

2021 Equity Incentive Plan

In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of March 31, 2024, 2,157,032 shares were available to be used under the 2021 Plan.

 Restricted Stock and Restricted Stock Units

The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are generally one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer.

Restricted Stock and Restricted Stock Units with Market Conditions

The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period), based on the award agreement. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method, unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the three months ended March 31, 2024 and 2023, the Company awarded zero market-based restricted stock awards and restricted stock units.

Restricted stock activity for the three months ended March 31, 2024 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	15,679	$39.24
Granted	—	—
Vested	(9,225)	37.95
Canceled	(394)	38.27
Nonvested at March 31, 2024	6,060	$41.25

As of March 31, 2024, the Company had no remaining unrecognized share-based compensation cost related to its restricted stock awards, as they have been fully expensed as of the end of the period.

Restricted stock unit activity for the three months ended March 31, 2024 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2024	1,560,557	$40.27
Granted	41,482	18.85
Vested	(33,841)	51.29
Canceled	(35,296)	43.90
Outstanding at March 31, 2024	1,532,902	$39.36

As of March 31, 2024, the Company had unrecognized share-based compensation cost related to its restricted stock units of $30.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company capitalized $0.7 million and $0.5 million of share-based compensation cost during the three months ended March 31, 2024 and 2023, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2024	2023
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$26,370	$15,458
Net income available to participating securities (1)	(10)	(21)
Net income available to common shareholders from operations	$26,360	$15,437
Denominator:
Weighted-average outstanding shares of common stock	19,220,340	19,847,280
Dilutive effect of:
Equity incentive plans	4,582	27,655
Employee Stock Purchase Plan	8,814	9,722
Common stock and common stock equivalents	19,233,736	19,884,657
Net income per share from operations:
Basic	$1.37	$0.78
Diluted	$1.37	$0.78
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended March 31, 2024 and 2023, there were 1,406,900 and 597,542 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.
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

The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended March 31,
	2024	2023
Revenues:
United States	$69,712	$72,313
Canada	13,119	12,834
Ireland	3,174	3,942
All other countries	2,141	2,365
Foreign countries	18,434	19,141
Total	$88,146	$91,454

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	March 31, 2024	December 31, 2023
Long-lived assets:
United States	$92,679	$87,378
Canada	118	196
Ireland	225	250
All other countries	112	138
Foreign countries	455	584
Total	$93,134	$87,962

15.    Related Party Transactions

In connection with the Separation, Consensus and Ziff Davis entered into a transition services agreement (“TSA”) following the Separation, which governed services including certain information technology services, finance and accounting services and human resource and employee benefit services. The agreed-upon charges, if any, for such services were intended to cover any costs and expenses incurred in providing such services. The TSA terminated on October 7, 2023.

The Company paid approximately $0.1 million and $0.2 million, during the three months ended March 31, 2024 and 2023, respectively, to Ziff Davis for costs primarily associated with the transition services agreement. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of March 31, 2024 and December 31, 2023 (see Note 1 - Basis of Presentation). Amounts due to Ziff Davis as of March 31, 2024 and December 31, 2023 were zero and $0.1 million, respectively. These amounts are recorded within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information

In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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
◦Recruit and retain key personnel; and
◦Maintain favorable relationships with critical third-party vendors whose financial condition will not negatively impact the services they provide.

In addition, other factors that could cause actual results to differ materially from those anticipated in these forward-looking statements or materially impact our financial results include the risks associated with new accounting pronouncements, as well as those associated with natural disasters, public health crises and other catastrophic events outside of our control.

Overview

Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 900 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately 8% of total revenues and approximately 75% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from recent global conflicts, inflationary pressures, supply chain disruptions and challenges as well as labor market pressures. During fiscal year 2023 and through the first quarter of 2024, we have observed an increasingly competitive labor market. Increased employee turnover, changes in the availability of our employees and labor shortages generally have resulted in, and could continue to result in, increased costs, and could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key performance metrics for our operations for the three months ended March 31, 2024 and 2023 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended March 31,
	2024	2023
Revenue
Corporate	$51,390	$49,407
Small office home office (“SoHo”)	36,754	42,030
Total	88,144	91,437
Other revenues	2	17
Consolidated	$88,146	$91,454
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$316.07	$315.76
SoHo	$14.95	$15.10
Consolidated	$33.63	$31.09

Customer Accounts (1)
Corporate	55	53
SoHo	808	914
Consolidated	863	967

Paid Adds (3)
Corporate	4	3
SoHo	64	78
Consolidated	68	81

Monthly Churn % (4)
Corporate	1.92%	1.37%
SoHo	3.42%	3.76%
Consolidated	3.32%	3.63%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the quarter, calculated as follows: Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the periods presented.

(4)Monthly churn is defined as Consensus paying customer accounts that cancelled services during the period divided by the average number of customers over the period. This measure is calculated monthly and expressed as an average over the applicable period.

Critical Accounting Estimates

In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024. During the three months ended March 31, 2024, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2024 and 2023

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

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2024	2023
Revenues	$88,146	$91,454	(4)%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues decreased by $3.3 million or 4% for the three months ended March 31, 2024 over the prior year comparable period. The decrease was due to a decline of $5.3 million or 13% in our SoHo business, partially offset by an increase of $2.0 million or 4% in our corporate business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2024	2023
Cost of revenues	$17,048	$17,508	(3)%
As a percent of revenue	19%	19%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

The decrease in cost of revenues for the three months ended March 31, 2024 over the prior year comparable period was primarily due to a decrease of $0.7 million in data transmission expense compared to the prior year comparable three month period.

Operating Expenses

Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2024	2023
Sales and marketing	$12,558	$16,893	(26)%
As a percent of revenue	14%	18%

Our sales and marketing costs consist primarily of personnel costs, internet-based advertising and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Our sales personnel consist of a combination of inside sales and outside sales professionals.

The decrease in sales and marketing expenses of $4.3 million for the three months ended March 31, 2024 over the prior year comparable period was primarily due to a reduction in third party advertising spend of $4.7 million, predominantly in SoHo, partially offset by an increase of $0.3 million in personnel-related expenses due to continued investment in the corporate sales team.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2024	2023
Research, development and engineering	$1,905	$1,904	—%
As a percent of revenue	2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses.

Research, development and engineering costs remained consistent for the three months ended March 31, 2024 compared to the prior year comparable period.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2024	2023
General and administrative	$18,968	$21,152	(10)%
As a percent of revenue	22%	23%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The decrease in general and administrative expenses for the three months ended March 31, 2024 over the prior year comparable period was primarily due to decreases of $1.2 million in professional fees and $1.0 million in personnel-related expenses.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023 (in thousands):

	Three Months Ended March 31,
	2024	2023
Cost of revenues	$503	$296
Operating expenses:
Sales and marketing	679	372
Research, development and engineering	95	40
General and administrative	3,173	4,432
Total	$4,450	$5,140
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense for the three months ended March 31, 2024 and 2023 was $6.2 million and $12.6 million, respectively. The decrease between periods was primarily due to the partial extinguishment of debt in the first quarter of 2024, resulting in a gain of $4.9 million.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.9 million and zero for the three months ended March 31, 2024 and 2023, respectively. Interest income was higher in 2024 compared to the prior year comparable period due to investments in money market funds that began in the second quarter of 2023.

Other income (expense), net. Our other income (expense), net is generated primarily from foreign currency and miscellaneous items. Other income (expense), net for the three months ended March 31, 2024 and 2023 was $3.9 million and $(0.8) million, respectively. The change between periods was primarily attributable to exchange rate fluctuations on inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

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

Our effective tax rate is based on pre-tax income, statutory tax rates, tax regulations (including those related to transfer pricing) and different tax rates in the various jurisdictions in which we operate. The tax basis of our assets and liabilities reflect our best estimate of the tax benefits and costs we expect to realize. When necessary, we establish valuation allowances to reduce our deferred tax assets to an amount that will more likely than not be realized.

The provision for income taxes for the three months ended March 31, 2024 and 2023 was $9.9 million and $5.1 million, respectively.

The Company’s effective tax rate for the three months ended March 31, 2024 and 2023 was 27.3% and 24.9%, respectively. The increase in our effective income tax rate for the three months ended March 31, 2024 was primarily attributable to the change in the geographical mix of income and an increase in the valuation allowance.

Liquidity and Capital Resources
Cash and Cash Equivalents
At March 31, 2024, we had cash and cash equivalents of $61.5 million compared to $88.7 million at December 31, 2023. The decrease in cash and cash equivalents resulted primarily from cash used for debt repurchases, capitalized expenditures and common stock repurchases, partially offset by cash provided by operations. As of March 31, 2024, cash and cash equivalents held within domestic and foreign jurisdictions were $33.0 million and $28.5 million, respectively.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2024, no amount has been drawn down on the Credit Facility.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of March 31, 2024, we had outstanding $679.0 million in aggregate principal amount of indebtedness (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $18.2 million, which had a weighted average remaining lease term of 6.5 years. As of March 31, 2024, our liability for uncertain tax positions was $10.5 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to fund our anticipated needs for working capital, capital expenditures, stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of March 31, 2024 the Company has retired an aggregate of $126.0 million in principal of its senior notes under this program.

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the three months ended March 31, 2024 and 2023, the Company repurchased 42,962 and 270,192 shares, respectively, at an aggregate cost of $0.7 million and $9.2 million, respectively, under this program, inclusive of excise tax of zero in both periods. Cumulatively as of March 31, 2024, 1,071,624 shares have been repurchased under this program at an aggregate cost of $32.0 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 15,340 shares and 11,418 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $44.7 million and $38.0 million for the three months ended March 31, 2024 and 2023, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in our net cash provided by operating activities in 2024 compared to 2023 was primarily attributable to increased income after excluding noncash items. In addition, contributing to the increase in cash provided by operating activities, there was an increase in income tax payable in 2024 compared to 2023, and less of an increase in accounts receivable in 2024 compared to 2023. These sources of cash flow were partially offset by a lower increase in accounts payable and accrued expenses in 2024 compared to 2023.

Net cash used in investing activities was $8.9 million and $12.5 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net cash used in investing activities consisted of capital expenditures associated with the purchase of property and equipment (including capitalized labor). Capital expenditures remained consistent from 2023 to 2024, however in 2023 the Company purchased an investment, which increased the net cash used in investing activities in 2023.

Net cash used in financing activities was $58.8 million and $9.6 million for the three months ended March 31, 2024 and 2023, respectively. For the three months ended March 31, 2024, net cash used in financing activities was primarily attributable to cash outlays the Company used to repurchase a portion of its outstanding senior notes debt facilities. For the three months ended March 31, 2023, net cash used in financing activities was primarily attributable to cash used to repurchase common stock. For the three months ended March 31, 2024 and 2023, net cash used in financing activities also included the payment of employee income tax obligations related to the net settlement of equity awards.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2024.

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2024 and December 31, 2023, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $61.5 million and $88.7 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

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

Foreign exchange gain (loss) for the three months ended March 31, 2024 and 2023 was $3.9 million and $(0.9) million, respectively. The change in foreign exchange gain was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment (loss) gain, included in other comprehensive income for the three months ended March 31, 2024 and 2023 was $(6.3) million and $3.1 million, respectively.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended March 31, 2024. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level.

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

(b) Changes in Internal Controls

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Unregistered Sales of Equity Securities
None.

(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 11 - Stockholders’ Deficit of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).

The following table summarizes the share repurchase activity for the three months ended March 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
January 1 - 31, 2024	—	$—	—	$68,917
February 1 - 29, 2024	42,962	16.46	42,962	68,210
March 1 - 31, 2024	—	—	—	68,210
	42,962		42,962	68,210
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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2024 and 2023, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	May 8, 2024	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 8, 2024	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)