Form 10-Q
period 2024-06-30
Consensus Cloud Solutions, Inc.
filed 2024-08-09
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2024
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 5, 2024, there were approximately 19,297,207 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2024	December 31, 2023
ASSETS
Cash and cash equivalents	$49,201	$88,715
Accounts receivable, net of allowances of $5,604 and $6,271, respectively	26,126	26,342
Prepaid expenses and other current assets	8,631	10,191
Total current assets	83,958	125,248
Property and equipment, net	91,937	81,196
Operating lease right-of-use assets	6,018	6,766
Intangibles, net	43,065	44,990
Goodwill	346,740	348,822
Deferred income taxes	32,127	34,869
Other assets	4,612	5,364
TOTAL ASSETS	$608,457	$647,255

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$34,806	$36,506
Income taxes payable, current	4,407	2,224
Deferred revenue, current	22,632	22,041
Operating lease liabilities, current	1,969	2,038
Current portion of long-term debt	16,599	8,575
Total current liabilities	80,413	71,384
Long-term debt, net of current portion	626,204	725,405
Deferred revenue, noncurrent	2,094	2,270
Operating lease liabilities, noncurrent	12,217	13,212
Liability for uncertain tax positions	11,179	9,740
Deferred income taxes	535	1,098
Other long-term liabilities	255	268
TOTAL LIABILITIES	732,897	823,377
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,368,194 and 20,273,686 shares and total outstanding is 19,296,570 and 19,245,024 shares as of June 30, 2024 and December 31, 2023, respectively	204	203
Treasury stock, at cost (1,071,624 and 1,028,662 shares as of June 30, 2024 and December 31, 2023, respectively)	(31,990)	(31,282)
Additional paid-in capital	51,043	41,247
Accumulated deficit	(122,869)	(173,113)
Accumulated other comprehensive loss	(20,828)	(13,177)
TOTAL STOCKHOLDERS’ DEFICIT	(124,440)	(176,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$608,457	$647,255

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues	$87,500	$92,792	$175,646	$184,246

Cost of revenues (1)	17,122	17,246	34,170	34,754
Gross profit	70,378	75,546	141,476	149,492
Operating expenses:
Sales and marketing (1)	11,718	17,507	24,276	34,400
Research, development and engineering (1)	1,643	1,765	3,548	3,669
General and administrative (1)	17,136	17,432	36,104	38,584
Total operating expenses	30,497	36,704	63,928	76,653
Income from operations	39,881	38,842	77,548	72,839
Interest expense	(8,657)	(12,817)	(14,856)	(25,383)
Interest income	593	661	1,516	665
Other income (expense), net	663	568	4,565	(280)
Income before income taxes	32,480	27,254	68,773	47,841
Income tax expense	8,606	6,196	18,529	11,325
Net income	$23,874	$21,058	$50,244	$36,516

Net income per common share:
Basic	$1.24	$1.07	$2.61	$1.85
Diluted	$1.24	$1.07	$2.61	$1.85

Weighted average shares outstanding:
Basic	19,249,116	19,654,922	19,234,728	19,750,570
Diluted	19,287,479	19,662,201	19,260,608	19,772,898

(1) Includes share-based compensation expense as follows:
Cost of revenues	$481	$334	$984	$630
Sales and marketing	585	387	1,264	759
Research, development and engineering	70	52	165	92
General and administrative	2,602	3,890	5,775	8,322
Total	$3,738	$4,663	$8,188	$9,803

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023

Net income	$23,874	$21,058	$50,244	$36,516
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(1,337)	(971)	(7,651)	2,107
Other comprehensive (loss) gain	(1,337)	(971)	(7,651)	2,107
Comprehensive income	$22,537	$20,087	$42,593	$38,623

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2024	2023
Cash flows from operating activities:
Net income	$50,244	$36,516
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,930	8,689
Amortization of financing costs and discounts	937	1,004
Non-cash operating lease costs	741	874
Share-based compensation	8,188	9,803
Provision for doubtful accounts	2,196	3,080
Deferred income taxes, net	1,233	2,036
Gain on extinguishment of debt	(6,555)	—
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,057)	(5,852)
Prepaid expenses and other current assets	1,536	1,237
Other assets	753	780
Increase (decrease) in:
Accounts payable and accrued expenses	(1,329)	(5,829)
Income taxes payable	2,345	651
Deferred revenue	598	(1,173)
Operating lease liabilities	(1,133)	(1,121)
Liability for uncertain tax positions	1,439	1,428
Other liabilities	(12)	(31)
Net cash provided by operating activities	69,054	52,092
Cash flows from investing activities:
Purchases of property and equipment	(17,479)	(18,675)
Purchase of investments	—	(4,000)
Net cash used in investing activities	(17,479)	(22,675)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan	747	871
Repurchase of common stock	(708)	(11,244)
Taxes paid related to net share settlement	(615)	(1,175)
Repurchase of debt	(85,525)	—
Net cash used in financing activities	(86,101)	(11,548)
Effect of exchange rate changes on cash and cash equivalents	(4,988)	(56)
Net change in cash and cash equivalents	(39,514)	17,813
Cash and cash equivalents at beginning of period	88,715	94,164
Cash and cash equivalents at end of period	$49,201	$111,977

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, April 1, 2023	20,118,967	$201	$26,859	(459,306)	$(16,791)	$(234,950)	$(16,030)	$(240,711)
Net income	—	—	—	—	—	21,058	—	21,058
Other comprehensive loss	—	—	—	—	—	—	(971)	(971)
Vested restricted stock	49,280	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(21,538)	—	(724)	—	—	—	—	(724)
Repurchase of common stock	—	—	—	(68,362)	(2,146)	—	—	(2,146)
Share-based compensation	—	—	5,177	—	—	—	—	5,177
Issuance of shares under ESPP	29,582	—	871	—	—	—	—	871
Balance, June 30, 2023	20,176,291	$202	$32,182	(527,668)	$(18,937)	$(213,892)	$(17,001)	$(217,446)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, April 1, 2024	20,291,793	$203	$46,201	(1,071,624)	$(31,994)	$(146,743)	$(19,491)	$(151,824)
Net income	—	—	—	—	—	23,874	—	23,874
Other comprehensive loss	—	—	—	—	—	—	(1,337)	(1,337)
Vested restricted stock	52,548	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(21,567)	—	(382)	—	—	—	—	(382)
Repurchase of common stock	—	—	—	—	4	—	—	4
Share-based compensation	—	—	4,478	—	—	—	—	4,478
Issuance of shares under ESPP	45,420	—	747	—	—	—	—	747
Balance, June 30, 2024	20,368,194	$204	$51,043	(1,071,624)	$(31,990)	$(122,869)	$(20,828)	$(124,440)

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2023	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	36,516	—	36,516
Foreign currency translation adjustment	—	—	—	—	—	—	2,107	2,107
Vested restricted stock	74,120	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(32,956)	—	(1,175)	—	—	—	—	(1,175)
Repurchase of common stock	—	—	—	(338,554)	(11,341)	—	—	(11,341)
Share-based compensation	—	—	10,837	—	—	—	—	10,837
Issuance of shares under ESPP	29,582	—	871	—	—	—	—	871
Balance, June 30, 2023	20,176,291	$202	$32,182	(527,668)	$(18,937)	$(213,892)	$(17,001)	$(217,446)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2024	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	50,244	—	50,244
Foreign currency translation adjustment	—	—	—	—	—	—	(7,651)	(7,651)
Vested restricted stock	85,995	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(36,907)	—	(615)	—	—	—	—	(615)
Repurchase of common stock	—	—	—	(42,962)	(708)	—	—	(708)
Share-based compensation	—	—	9,665	—	—	—	—	9,665
Issuance of shares under ESPP	45,420	—	747	—	—	—	—	747
Balance, June 30, 2024	20,368,194	$204	$51,043	(1,071,624)	$(31,990)	$(122,869)	$(20,828)	$(124,440)

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation
The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 850 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.
Consensus Cloud Solutions, Inc. Spin-Off
On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its Board of Directors approved its separation of the Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently Ziff Davis has sold, or otherwise disposed of, a portion of its Consensus shares, reducing its beneficial ownership in the Company to under 10% as of June 30, 2024 and December 31, 2023 (see Note 15 - Related Party Transactions).
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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues
Corporate	$51,720	$50,361	$103,110	$99,768
Small office home office (“SoHo”)	35,779	42,429	72,533	84,459
Other	1	2	3	19
Total	$87,500	$92,792	$175,646	$184,246

Timing of revenue recognition
Point in time	$238	$145	$448	$298
Over time	87,262	92,647	175,198	183,948
Total	$87,500	$92,792	$175,646	$184,246
The Company has recorded $4.4 million and $4.5 million of revenue for the three months ended June 30, 2024 and 2023, respectively, and $14.5 million and $16.0 million of revenue for the six months ended June 30, 2024 and 2023, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.
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
Performance Obligations Satisfied Over Time
The Company’s business consists primarily of performance obligations that are satisfied over time. This has been determined based on the fact that the nature of services offered are subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when faxing capabilities are provided. The Company expects to recognize revenue for Corporate contracts typically in a range from month-to-month up to 36 months and recognize revenue for SoHo contracts in a range from month-to-month up to one year.
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

The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $38.3 million and $72.1 million as of June 30, 2024 and December 31, 2023, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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
5.    Property and Equipment
Property and equipment, stated at cost, as of June 30, 2024 and December 31, 2023 consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Internal-use software development costs	$73,320	$51,396
Computers, software and equipment	19,085	21,701
Furniture and fixtures	884	887
Leasehold improvements	1,717	1,720
Internal-use software development costs in process	44,704	48,022
	139,710	123,726
Less: Accumulated depreciation and amortization	(47,773)	(42,530)
Total property and equipment, net	$91,937	$81,196

Depreciation and amortization expense was $4.2 million and $3.2 million for the three months ended June 30, 2024 and 2023, respectively, and $8.1 million and $6.5 million for the six months ended June 30, 2024 and 2023, respectively.

No impairment was recorded in the three and six months ended June 30, 2024 and 2023.

6.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the six months ended June 30, 2024 are as follows (in thousands):

Amount
Balance as of January 1, 2024	$348,822
Foreign exchange translation	(2,082)
Balance as of June 30, 2024	$346,740
As of June 30, 2024 the Company’s goodwill had no accumulated impairment.

Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of June 30, 2024 and December 31, 2023 as follows (in thousands):

	June 30, 2024	December 31, 2023
Trade names	$27,339	$27,367
Other	4,045	4,045
Total	$31,384	$31,412

Intangible Assets Subject to Amortization:
As of June 30, 2024, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.3 years	$8,149	$7,803	$346
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.3 years	107,794	98,151	9,643
Other purchased intangibles	1.3 years	11,911	10,219	1,692
Total		$182,195	$170,514	$11,681
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

Expected amortization expenses for intangible assets subject to amortization at June 30, 2024 are as follows (in thousands):

Fiscal Year:	Amount
2024 (remainder)	$1,819
2025	2,596
2026	2,091
2027	1,391
2028	986
Thereafter	2,798
Total	$11,681

Amortization expense was $0.9 million and $1.1 million for the three months ended June 30, 2024 and 2023, respectively, and $1.8 million and $2.2 million for the six months ended June 30, 2024 and 2023, respectively.

7.    Long-Term Debt
Long-term debt as of June 30, 2024 and December 31, 2023 consists of the following (in thousands):

	June 30, 2024	December 31, 2023
2026 Senior Notes	$259,082	$280,014
2028 Senior Notes	390,221	462,414
Total	649,303	742,428
Less: deferred issuance costs	(6,500)	(8,448)
Total debt	642,803	733,980
Less: current portion, net of debt issuance costs	(16,599)	(8,575)
Total long-term debt, less current portion	$626,204	$725,405

As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2026 Senior Notes was approximately $251.3 million and $266.0 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.
As of June 30, 2024 and December 31, 2023, the estimated fair value of the 2028 Senior Notes was approximately $362.9 million and $422.5 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.
At June 30, 2024, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2024 (remainder)	$—
2025	—
2026	259,082
2027	—
2028	390,221
Thereafter	—
Total	$649,303
The Company capitalized $0.7 million and $0.5 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended June 30, 2024 and 2023, respectively, and $1.4 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), receiving net proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The 2026 Senior Notes bear interest at a rate of 6.0% per annum and mature on October 15, 2026.

The indenture pursuant to which the 2026 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B)

50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2024.

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis (see Note 15 - Related Party Transactions) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement for a total amount of $483.8 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028.

The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2024.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2024, no amount had been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.
The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of June 30, 2024.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three and six months ended June 30, 2024, the Company retired $29.7 million and $93.1 million, respectively, in principal of its senior notes. During the three and six months ended June 30, 2023, the Company retired zero in principal of its senior notes. As of June 30, 2024 the Company had retired an aggregate of $155.7 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program, the Company reclassified $16.6 million and $8.6 million of long-term debt, net of current portion to the current portion of long-term debt as of June 30, 2024 and December 31, 2023, respectively, as the Company had the intention and cash on hand to extinguish the respective amounts of debt within twelve months of the end of the reporting periods.

For the three and six months ended June 30, 2024, a net gain on debt extinguishment of $1.7 million and $6.6 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2023, no net gain on debt extinguishment was recorded.

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

The Company recorded a sales tax expense within general and administrative expenses in the Condensed Consolidated Statements of Income of $0.4 million and $0.5 million for the three months ended June 30, 2024 and 2023, respectively, and $1.0 million and $1.1 million for the six months ended June 30, 2024 and 2023, respectively.

The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. The sales tax liability within accounts payable and accrued expenses on the Company’s Condensed Consolidated Balance Sheets was $6.0 million and $7.3 million as of June 30, 2024 and December 31, 2023, respectively.

9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Prepaid insurance	$400	$939
Prepaid income taxes	933	3,698
Prepaid software licenses	3,748	3,232
Other prepaid expenses	3,125	1,799
Other current assets	425	523
Total	$8,631	$10,191

Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2024	December 31, 2023
Accounts payable	$7,790	$9,858
Accrued sales and other taxes	7,537	8,806
Accrued interest	8,518	9,885
Accrued compensation	5,753	4,337
Accrued advertising expenses	1,541	2,485
Other accrued expenses	3,666	1,135
Total	$34,806	$36,506
10.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended June 30, 2024 and 2023 was 26.5% and 22.7%, respectively. The Company’s effective tax rate for the six months ended June 30, 2024 and 2023 was 26.9% and 23.7%, respectively. The Company’s rate increase during the three and six months ended June 30, 2024 over the prior periods is primarily due to the change in the geographical mix of income, an increase in the valuation allowance and an increase in state taxes on foreign earnings not permanently reinvested.

The Company’s effective tax rates for the three and six months ended June 30, 2024 and 2023 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, nondeductible expenses for tax purposes, foreign rate differential, research and development credits and uncertain tax positions.

As of June 30, 2024 and December 31, 2023, the Company had $11.2 million and $9.7 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits
The Company is required to file tax returns in the United States, Ireland, Canada, Japan, Netherlands, France and Hong Kong. As of June 30, 2024, the Company was not under audit in any jurisdiction that it operates within. In respect to these international subsidiaries, tax returns for the years from 2017 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. There were no shares repurchased during the three months ended June 30, 2024 under this program. During the three months ended June 30, 2023, the Company repurchased 68,362 shares under this program at an aggregate cost of $2.1 million, inclusive of excise tax of $0.1 million. During the six months ended June 30, 2024 and 2023, the Company repurchased 42,962 and 338,554 shares, respectively, at an aggregate cost of $0.7 million and $11.3 million, respectively, inclusive of excise tax of zero and $0.1 million, respectively. Cumulatively as of June 30, 2024, 1,071,624 shares have been repurchased under this program at an aggregate cost of $32.0 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 21,567 shares and 21,538 shares, respectively. During the six months ended June 30, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 36,907 shares and 32,956 shares, respectively.

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

12.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).

2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of June 30, 2024, 2,155,317 shares were available to be used under the 2021 Plan.

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

Restricted Stock and Restricted Stock Units with Market Conditions
The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period), based on the award agreement. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method, unless the market condition has been met and requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the six months ended June 30, 2024 and 2023, the Company awarded zero market-based restricted stock awards and restricted stock units.

Restricted stock activity for the six months ended June 30, 2024 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2024	15,679	$39.24
Granted	—	—
Vested	(9,225)	37.95
Canceled	(6,454)	41.07
Nonvested at June 30, 2024	—	$—

As of June 30, 2024, the Company had no remaining unrecognized share-based compensation cost related to its restricted stock awards, as they have been fully expensed as of the end of the period.

Restricted stock unit activity for the six months ended June 30, 2024 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2024	1,560,557	$40.27
Granted	81,969	15.80
Vested	(92,449)	54.43
Canceled	(46,441)	41.31
Outstanding at June 30, 2024	1,503,636	$38.03

As of June 30, 2024, the Company had unrecognized share-based compensation cost related to its restricted stock units of $26.4 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company capitalized $0.7 million and $0.5 million of share-based compensation cost during the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $1.0 million during the six months ended June 30, 2024 and 2023, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$23,874	$21,058	$50,244	$36,516
Net income available to participating securities (1)	—	(15)	(10)	(38)
Net income available to common shareholders from operations	$23,874	$21,043	$50,234	$36,478
Denominator:
Weighted-average outstanding shares of common stock	19,249,116	19,654,922	19,234,728	19,750,570
Dilutive effect of:
Equity incentive plans	38,363	6,929	21,473	17,292
Employee Stock Purchase Plan	—	350	4,407	5,036
Common stock and common stock equivalents	19,287,479	19,662,201	19,260,608	19,772,898
Net income per share from operations:
Basic	$1.24	$1.07	$2.61	$1.85
Diluted	$1.24	$1.07	$2.61	$1.85
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).

For the three months ended June 30, 2024 and 2023, there were 1,405,780 and 747,416 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the six months ended June 30, 2024 and 2023, there were 1,397,512 and 655,495 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
United States	$69,199	$73,569	$138,911	$145,882
Canada	13,254	13,118	26,373	25,952
Ireland	3,037	3,818	6,211	7,760
All other countries	2,010	2,287	4,151	4,652
Foreign countries	18,301	19,223	36,735	38,364
Total	$87,500	$92,792	$175,646	$184,246

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	June 30, 2024	December 31, 2023
Long-lived assets:
United States	$97,616	$87,378
Canada	48	196
Ireland	202	250
All other countries	89	138
Foreign countries	339	584
Total	$97,955	$87,962

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

The Company paid approximately $0.1 million and $0.4 million during the three months ended June 30, 2024 and 2023, respectively, and $0.2 million and $0.6 million, during the six months ended June 30, 2024 and 2023, respectively, to Ziff Davis for costs primarily associated with the transition services agreement. Subsequent to the disposition of the shares, Ziff Davis’ beneficial ownership in the Company was under 10%, as of June 30, 2024 and December 31, 2023 (see Note 1 - Basis of Presentation). Amounts due to Ziff Davis as of June 30, 2024 and December 31, 2023 were zero and $0.1 million, respectively. These amounts are recorded within accounts payable and accrued expenses on the Condensed Consolidated Balance Sheets.

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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 850 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately 8% of total revenues and approximately 75% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

The global economy continues to be impacted by macroeconomic uncertainty and volatility resulting from recent global conflicts, inflationary pressures, higher interest rates, supply chain disruptions and challenges as well as labor market pressures, all of which could adversely impact the efficiency of our operations. We continue to actively monitor the situation and will continue to adapt our business operations as necessary.

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

The following table sets forth certain key performance metrics for our operations for the three and six months ended June 30, 2024 and 2023 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenue
Corporate	$51,720	$50,361	$103,110	$99,768
Small office home office (“SoHo”)	35,779	42,429	72,533	84,459
Total	87,499	92,790	175,643	184,227
Other revenues	1	2	3	19
Consolidated	$87,500	$92,792	$175,646	$184,246
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$310.18	$316.55	$313.13	$316.15
SoHo	$14.97	$15.69	$14.96	$15.39
Consolidated	$34.22	$32.41	$33.93	$31.75

Customer Accounts (1)
Corporate	56	54	56	54
SoHo	786	889	786	889
Consolidated	842	943	842	943

Paid Adds (3)
Corporate	4	3	9	6
SoHo	61	74	123	153
Consolidated	65	77	132	159

Monthly Churn % (4)
Corporate	2.29%	1.26%	2.10%	1.32%
SoHo	3.40%	3.57%	3.41%	3.66%
Consolidated	3.33%	3.44%	3.33%	3.54%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the quarter or year-to-date period, calculated as follows: Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. Monthly ARPA on a year-to-date basis is calculated by dividing revenue for the year-to-date period by the average customer base for the applicable period and dividing that amount by the respective period. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the periods presented.
(4)Monthly churn is defined as Consensus paying customer accounts that cancelled services during the period divided by the average number of customers over the period. This measure is calculated monthly and expressed as an average over the applicable period.

Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2023 Annual Report on Form 10-K filed with the SEC on February 28, 2024. During the six months ended June 30, 2024, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2024 and 2023
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023		2024	2023
Revenues	$87,500	$92,792	(6)%	$175,646	$184,246	(5)%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues decreased by $5.3 million or 6% for the three months ended June 30, 2024 over the prior year comparable period. The decrease was due to a decline of $6.7 million or 16% in our SoHo business, partially offset by an increase of $1.4 million or 3% in our corporate business.

Revenues decreased by $8.6 million or 5% for the six months ended June 30, 2024 over the prior year comparable period. The decrease was due to a decline of $11.9 million or 14% in our SoHo business, partially offset by an increase of $3.3 million or 3% in our corporate business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023		2024	2023
Cost of revenues	$17,122	$17,246	(1)%	$34,170	$34,754	(2)%
As a percent of revenue	20%	19%		19%	19%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

The decrease in cost of revenues for the three months ended June 30, 2024 over the prior year comparable period was primarily due to decreases of $0.7 million in data transmission expense and $0.2 million in online processing fees, partially offset by an increase of $0.7 million in depreciation associated with platform development costs.

The decrease in cost of revenues for the six months ended June 30, 2024 over the prior year comparable period was primarily due to a decrease of $1.4 million in data transmission expense, partially offset by an increase of $1.0 million in depreciation associated with platform development costs.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023		2024	2023
Sales and marketing	$11,718	$17,507	(33)%	$24,276	$34,400	(29)%
As a percent of revenue	13%	19%		14%	19%

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

The decrease in sales and marketing expenses of $5.8 million for the three months ended June 30, 2024 over the prior year comparable period was primarily due to a reduction in third party advertising spend of $5.5 million, predominantly in SoHo, and a decrease of $0.4 million in personnel-related expenses.

The decrease in sales and marketing expenses of $10.1 million for the six months ended June 30, 2024 over the prior year comparable period was primarily due to a reduction in third party advertising spend of $10.2 million, predominantly in SoHo.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023		2024	2023
Research, development and engineering	$1,643	$1,765	(7)%	$3,548	$3,669	(3)%
As a percent of revenue	2%	2%		2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering for the three months ended June 30, 2024 over the prior year comparable period was primarily due to a decrease of $0.1 million in computer related expense.
The decrease in research, development and engineering for the six months ended June 30, 2024 over the prior year comparable period was primarily due to a decrease of $0.2 million in personnel-related expenses, partially offset by an increase of $0.1 million in computer related expense.
General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2024	2023		2024	2023
General and administrative	$17,136	$17,432	(2)%	$36,104	$38,584	(6)%
As a percent of revenue	20%	19%		21%	21%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

General and administrative expenses for the three months ended June 30, 2024 remained consistent with the prior year comparable period.

The decrease in general and administrative expenses for the six months ended June 30, 2024 over the prior year comparable period was primarily due to a decrease of $2.0 million in personnel-related expenses.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Cost of revenues	$481	$334	$984	$630
Operating expenses:
Sales and marketing	585	387	1,264	759
Research, development and engineering	70	52	165	92
General and administrative	2,602	3,890	5,775	8,322
Total	$3,738	$4,663	$8,188	$9,803
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is reduced by any capitalized interest. Interest expense was $8.7 million and $12.8 million for the three months ended June 30, 2024 and 2023, respectively, and.$14.9 million and $25.4 million for the six months ended June 30, 2024 and 2023, respectively. The decrease between periods was primarily due to the partial extinguishment of debt, resulting in a gain of $1.7 million and $6.6 million for the three and six months ended June 30, 2024, respectively.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.6 million and $0.7 million for the three months ended June 30, 2024 and 2023, respectively, and $1.5 million and $0.7 million for the six months ended June 30, 2024 and 2023, respectively. Interest income for the three months ended June 30, 2024 was consistent with the prior year comparable period. Interest income was higher for the six months ended June 30, 2024 compared to the prior year comparable period due to investments in money market funds that began in the second quarter of 2023.

Other income (expense), net. Our other income (expense), net is generated primarily from foreign currency and miscellaneous items. Other income (expense), net was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively, and $4.6 million and $(0.3) million for the six months ended June 30, 2024 and 2023, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

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

The provision for income taxes was $8.6 million and $6.2 million for the three months ended June 30, 2024 and 2023, respectively, and $18.5 million and $11.3 million for the six months ended June 30, 2024 and 2023, respectively.

The Company’s effective tax rate was 26.5% and 22.7% for the three months ended June 30, 2024 and 2023, respectively, and 26.9% and 23.7% for the six months ended June 30, 2024 and 2023, respectively. The increase in our effective income tax rate for the three and six months ended June 30, 2024 was primarily attributable to the change in the geographical mix of income, an increase in the valuation allowance, and an increase in state taxes on foreign earnings not permanently reinvested.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2024, we had cash and cash equivalents of $49.2 million compared to $88.7 million as of December 31, 2023. The decrease in cash and cash equivalents resulted primarily from cash used for debt repurchases, capitalized expenditures and common stock repurchases, partially offset by cash provided by operations. As of June 30, 2024, cash and cash equivalents held within domestic and foreign jurisdictions were $34.3 million and $14.9 million, respectively.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of June 30, 2024, no amount had been drawn down on the Credit Facility.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of June 30, 2024, we had outstanding $649.3 million in aggregate principal amount of indebtedness (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $17.4 million, which had a weighted average remaining lease term of 6.3 years. As of June 30, 2024, our liability for uncertain tax positions was $11.2 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations will be sufficient to fund our anticipated needs for working capital, capital expenditures, stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of June 30, 2024 the Company had retired an aggregate of $155.7 million in principal of its senior notes under this program.

Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. There were no shares repurchased during the three months ended June 30, 2024 under this program. During the three months ended June 30, 2023 the Company repurchased 68,362 shares under this program at an aggregate cost of $2.1 million, inclusive of excise tax of $0.1 million. During the six months ended June 30, 2024 and 2023, the Company repurchased 42,962 and 338,554 shares, respectively, at an aggregate cost of $0.7 million and $11.3 million, respectively, inclusive of excise tax of zero and $0.1 million, respectively. Cumulatively as of June 30, 2024, 1,071,624 shares have been repurchased under this program at an aggregate cost of $32.0 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 21,567 shares and 21,538 shares, respectively. During the six months ended June 30, 2024 and 2023, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 36,907 shares and 32,956 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $69.1 million and $52.1 million for the six months ended June 30, 2024 and 2023, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in our net cash provided by operating activities in 2024 compared to 2023 was primarily attributable to increased income after excluding noncash items. In addition, there was an increase in cash flows from changes in our net working capital in 2024 compared to 2023, most notably the change in the balances of our accounts payable and accrued expenses and accounts receivable over the presented periods.

Net cash used in investing activities was $17.5 million and $22.7 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net cash used in investing activities consisted of capital expenditures associated with the purchase of property and equipment (including capitalized labor). Capital expenditures remained consistent from 2023 to 2024, however in 2023 the Company purchased an investment, which increased the net cash used in investing activities in 2023.

Net cash used in financing activities was $86.1 million and $11.5 million for the six months ended June 30, 2024 and 2023, respectively. For the six months ended June 30, 2024, net cash used in financing activities was primarily attributable to cash outlays the Company used to repurchase a portion of its outstanding senior notes debt facilities. For the six months ended June 30, 2023, net cash used in financing activities was primarily attributable to cash used to repurchase common stock. For the six months ended June 30, 2024 and 2023, net cash used in financing activities also included the payment of employee income tax obligations related to the net settlement of equity awards and cash inflows related to the issuance of common stock under the Company’s employee stock purchase plan.

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

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2024 and December 31, 2023, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $49.2 million and $88.7 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.

We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions to control or minimize certain of these risks.

Foreign Currency Risk
Our principal exposure to foreign currency risk relates to investment and intercompany debt in foreign subsidiaries that transact business in functional currencies other than the U.S. Dollar, primarily the Euro and the Japanese Yen. If we are unable to settle our short-term intercompany debts in a timely manner, we remain exposed to foreign currency fluctuations.

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

Foreign exchange gain was $0.7 million and $0.6 million for the three months ended June 30, 2024 and 2023, respectively. Foreign exchange gain (loss) was $4.6 million and $(0.3) million for the six months ended June 30, 2024 and 2023, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment loss, included in other comprehensive income, was $1.3 million and $1.0 million for the three months ended June 30, 2024 and 2023, respectively. Cumulative translation adjustment (loss) gain, included in other comprehensive income, was $(7.7) million and $2.1 million for the six months ended June 30, 2024 and 2023, respectively.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended June 30, 2024. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level.

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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

3.2
Amended and Restated Bylaws of Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 3.2 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2024 and December 31, 2023, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2024 and 2023, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2024 and 2023, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2024 and 2023, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2024 and 2023, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	August 8, 2024	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 8, 2024	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)