Form 10-K
period 2024-12-31
Consensus Cloud Solutions, Inc.
filed 2025-02-20
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

Large accelerated filer	☐	Accelerated filer	☒	Non-accelerated filer	☐	Smaller reporting company	☐
Emerging growth company	☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $323,412,882.

As of February 14, 2025, the registrant had 19,525,597 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2024 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business
Overview
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 800 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately $28 million or 8% of total revenues. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Our communication, extraction and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. Our mission is to democratize secure information interchange across technologies and industries and provide healthcare interoperability solutions. Substantially all of Consensus’ revenue is recurring in nature and is generated either via fixed subscription plans or usage-based contracts.
Over the past decade, Consensus has progressively shifted focus towards larger commercial customers (“Corporate”). As enterprise data communication shifted toward digitization and cloud-based solutions, Consensus entered industry verticals such as healthcare, government, financial services, law and education. Our Corporate business has grown from $149 million of revenue in 2020 to approximately $209 million of revenue in 2024, representing a 7.0% five-year compound annual growth rate. We currently serve approximately 59 thousand Corporate customers, ranging from small/medium businesses to large enterprises and government agencies. Our sales are primarily made through direct interaction with a salesperson and involve specific pricing and customer features such as but not limited to multiple line subscriptions, API connections and enhanced security features.
We currently serve approximately 747 thousand small office/home office (“SoHo”) online fax customers, generally consumers and SoHo users, but also single corporate users who acquire a pre-defined subscription through an e-commerce website without direct interaction with a salesperson. Approximately 74% of our SoHo base have been customers for more than two years.
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
Our Industry
Secure Information Communication
Our products and services are a component of the secure information transmission market, which is part of the broader public cloud services market, for which demand for cloud services is expected to accelerate in the future. Fax remains one of the most ubiquitous technologies to transmit documents securely. The use of fax is particularly high in industries subject to data protection laws such as the Health Insurance Portability and Accountability Act (“HIPAA”), as fax offers safety of transmission and nearly universal legal acceptance. According to market research “Global Fax Services Market – Focused Insights 2024-2029” conducted by Arizton Advisory & Intelligence, industry analysts expect the global fax services market to grow at a compound annual growth rate of 11.06% from 2023 to 2029. Additionally, cloud adoption has grown quickly in secure transmission, taking share from on-premises solutions over the past decade. Key drivers to cloud adoption include:
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

• Regulatory tailwinds: eFax® meets or exceeds the requirements of various regulations for data security and remains ubiquitous in highly regulated industries, such as healthcare and other sectors where large volumes of sensitive or regulated information is exchanged.
• Cost efficiency: Cloud-based solutions have minimal installation costs and are highly efficient to scale as the needs of the organization fluctuate.
• Green initiatives: Cloud-based solutions appeal to customers engaging in “green” initiatives to reduce their impact on the environment because they rely less on paper for printing documents.
Healthcare Interoperability
In the healthcare industry, interoperability is defined as the ability of different information systems, devices and applications (“systems”) to access, exchange, integrate and cooperatively use data in a coordinated manner, within and across organizational, regional and national boundaries, to provide timely and seamless portability of information and optimize the health of individuals and populations globally. In the increasingly data-driven healthcare industry, interoperability is essential to ensuring quality care delivery and safeguarding patient information.
To address market demand for effective interoperability solutions, Consensus is concentrating its development efforts in tools capable of integrating with existing healthcare IT infrastructure to facilitate timely and accurate communication between providers and allow use of multiple transmission protocols within a single cloud-based platform.
Our Products and Solutions
Corporate Solutions
eFax Corporate®: eFax Corporate® provides digital cloud fax technology, enabling users to send, receive and manage faxes digitally through multiple user interfaces or seamlessly integrated in their application through a robust API.
ECFax: ECFax is comparable to eFax Corporate in its features and use cases but is specifically developed for use by public sector customers with extremely high security demands. As such, ECFax is operated and only accessible in a FedRAMP government cloud environment to meet those standards.
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
Clarity: Using Natural Language Processing and Artificial Intelligence (“NLP/AI”), the Clarity platform can transform unstructured documents into structured actionable data. Clarity’s intelligent data extraction allows data to be sent to the right person, at the right place, at the right time - to accelerate patient treatment across the continuum of care. Additionally, our pre-packaged applications of Clarity – Clarity Clinical Documentation™ and Clarity Prior Authorization™ – tackle specific data extraction challenges in the healthcare industry.
SoHo Fax Solutions
eFax® is a global online faxing service with customers worldwide. In addition to eFax®, we offer a variety of brands for subscription, including but not limited to MyFax®, Sfax®, Metrofax®, and SRfax®.

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
Recurring Revenue Stream. Our revenues consist of monthly recurring subscription and usage-based fees, with monthly recurring subscription revenue representing approximately 69% of our total subscription revenue for 2024. Our cancellation rates have remained relatively steady over time, and we expect this trend to continue into the future given that many of the services we provide are critical to our customers’ business operations.
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
Proven and Experienced Management Team. Our experienced management team has a highly successful track record with regard to both business performance among its industry peer group, growing new business lines and identifying and integrating strategic acquisitions.
Our Strategy
Our strategy focuses on generating attractive organic growth, achieving solid margins and free cash flow generation, pursuing value-accretive acquisitions and delivering high value to our shareholders. Our strategy includes:
• Continuing to grow in Corporate secure information exchange;
• Providing healthcare interoperability solutions;
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
Like other technology-based businesses, we face the risk that we will be unable to protect our intellectual property and other proprietary rights and the risk that we will be found to have infringed the proprietary rights of others. For more information regarding these risks, please refer to the section entitled Risk Factors contained in Item 1A of this Annual Report on Form 10-K.
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

Human Capital Resources
As of December 31, 2024, we had 518 employees, with just less than one-quarter of the employees located outside of the United States. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success.
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
Our cloud fax users and employees are diverse. We recognize that each employee’s unique experiences, perspectives and viewpoints add value to our ability to create and deliver the most innovative work environment for our employees and the best possible service to our diverse customers. To this effect, we promote and implement trainings and events to foster a respectful, collaborative, and professional workplace environment where each employee feels they can contribute to the overall success of the Company.
We reinforce our culture and our values by seeking out qualified candidates who align well with our organizational priorities and values. We continue to evolve our programs to meet our colleagues’ health and wellness needs, which we believe are essential to attract and retain employees of the highest caliber, and we offer a competitive benefits package focused on fostering work/life integration.
Employee Compensation & Benefits
Compensation is an important consideration for all of our employees and we strive to pay competitive compensation packages that reflect the success of the business and the individual contributions of each colleague. We are committed to fair pay practices and roles are periodically benchmarked to help inform where adjustments may be needed.
We provide our employees with benefits we believe will optimize the talent critical for our success and promote day to day well-being. Our benefits include comprehensive health insurance coverage covering 85% of health insurance premiums for covered U.S. employees and their families, an employee stock purchase program, share based compensation, flexible time off, sick time off, up to 6 weeks of paid pregnancy leave, up to 10 weeks of paid parental leave and 24 hours annually of fully paid volunteer time off.
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
We believe that the primary competitive factors determining our success in the market for our services include: financial strength and stability; pricing; reputation for reliability and security of service; breadth and depth of product functionality; intellectual property ownership; effectiveness of customer support; sign-up, service and software ease-of-use; service scalability; customer messaging and branding; geographic coverage; scope of services; currency and payment method acceptance; and local language sales, messaging and support.

For more information regarding the competition that we face, see “Risk Factors—Risks Related to Our Business—The markets in which we operate are highly competitive, and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, we face significant competition for users, developers and distributors”.
Consensus Cloud Solutions, Inc. Spin-Off
On October 7, 2021, J2 Global, Inc. (now known as "Ziff Davis”, “Former Parent Company” or “Former Parent”) completed its previously announced plans to separate into two leading publicly traded companies: one addressing healthcare interoperability and comprising the Cloud Fax business, which does business as Consensus Cloud Solutions, Inc., and one that will continue the Former Parent’s strategy of building a leading internet platform focused on key verticals, including technology & gaming, shopping, health, cybersecurity and martech, which will do business as Ziff Davis. We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “Spin-Off” or “separation and distribution”. Ziff Davis has sold, or otherwise disposed of, its shares of Consensus capital stock, reducing its beneficial ownership in the Company to zero as of December 31, 2024.
Available Information
We file Annual Reports on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”) with the Securities and Exchange Commission (the “SEC”). Such reports and other information and amendments thereto filed or furnished by the Company with the SEC are available free of charge on the Company’s website at www.consensus.com as soon as reasonably practicable after we file such reports with, or furnish them to, the SEC’s website. The information on our website is not part of this report. The SEC maintains an internet site that contains reports, proxy and information statements and other information regarding our filings we file electronically with the SEC at www.sec.gov. Our Board of Directors has adopted a Code of Business Conduct and Ethics that applies to all of our directors and employees. The Code is posted on the corporate governance page of Consensus’ website and can be accessed at http://investor.consensus.com. Any changes to or waiver of our Code of Business Conduct and Ethics for senior financial officers, executive officers or directors will be posted on that website, to the extent required under Nasdaq or SEC rules.

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
•Our industry is undergoing rapid technological changes, including with the introduction of artificial intelligence (“AI”), and we may not be able to keep up.
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
Risks Related To Our Common Stock
•We cannot be certain that an active trading market for our common stock will continue to be available and our stock price has in the past and may in the future fluctuate significantly.
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
•Our debt obligations could adversely affect our business and our ability to meet our obligations and pay dividends.
•We and Ziff Davis continue to have some obligations under transaction agreements that were executed as part of the separation.
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
We believe that one of the attractive features of our cloud fax products is that cloud fax signatures are a generally accepted method of executing contracts and a method of transmitting confidential information in a secure manner especially in the healthcare field in the United States. There are ongoing efforts by governmental and nongovernmental entities to create a universally accepted method for electronically signing documents. Widespread adoption of so-called “digital signatures” have reduced, and could continue to in the future reduce demand for our fax services where the fax service is primarily being used to evidence a wet signature. While we have introduced a digital signature product, other companies have offered such products for longer and have greater customer adoption. If future adoption of digital signature products results in a reduction for our fax services without a corresponding adoption of our digital signature or other products, it could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.

Developments in the healthcare industry could adversely affect our business.
A significant portion of our strategy is focused on addressing the secure data exchange and interoperability needs of the healthcare industry and could be affected by circumstances affecting the healthcare industry, including government regulation or other industry circumstances that affect spending in the healthcare industry. Industry changes affecting healthcare, such as government regulation or private initiatives that affect the manner in which healthcare industry participants exchange data, consolidation of healthcare industry participants, reductions in governmental funding for healthcare or adverse changes in business or economic conditions affecting healthcare industry participants could affect the market for our offerings. See the risk factor titled “Changes in regulations relating to health information communication protocols could affect our business” under the heading “Risks Related to Regulation Including Taxation.” The healthcare industry has changed significantly in recent years, and we expect that significant changes to the healthcare industry will continue to occur. However, the timing and impact of developments in the healthcare industry are difficult to predict. We cannot assure you that the demand for our offerings will continue to exist at current levels or that we will have adequate technical, financial and marketing resources to react to changes in the healthcare industry.
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
There are many challenges to addressing the healthcare interoperability market. Healthcare providers, including hospitals and medical practices, have adopted an enormous variety of data storage, management and exchange solutions that are often not compatible with solutions adopted by other providers. This enormous variety of incompatible systems makes it technically challenging to provide effective solutions to the healthcare interoperability market and is a large part of the reason that the healthcare industry continues to rely heavily on fax for secure data exchange.
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
Our industry is undergoing rapid technological changes, and we may not be able to keep up. If our products and services do not gain market acceptance, our operating results may be negatively affected.
Our success depends upon our ability to design, develop, test, market, license, sell and support new products and services and enhancements of current products and services that effectively address the critical data exchange and healthcare interoperability needs of our customers. Our success also depends on our ability to offer such products and services on a timely basis in response to both competitive threats and marketplace demands. The secure data exchange industry is subject to rapid and significant technological change, and effectively addressing the issue of healthcare interoperability is a complex technological challenge. We cannot predict the effect of technological changes on our business. We expect that new products, services and technologies will emerge in the markets in which we compete. These new products, services and technologies may be superior to the products, services and technologies that we use, or these new products, services and technologies may render our products, services and technologies obsolete. Our future success will depend, in part, on our ability to anticipate correctly and adapt effectively to technological changes and evolving industry standards and customer preferences. We expect to invest in the development or acquisition of new technologies, and we may fail to predict accurately which technologies will be adopted in the marketplace. The timing and level of commercial success of new products and services depends on many factors, including the degree of innovation of the products and services we develop or acquire and effective distribution and marketing. We may be unable to develop or acquire new technologies in a cost effective manner or at all, and may therefore be unable to offer products or services in a competitive or profitable manner. Any of the foregoing risks could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows.
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
We depend upon third parties for critical elements of our business, and we do not control the operations of these parties or their facilities on which we depend. We rely on private third-party providers for our Internet, telecommunications and other connections and for data center hosting facilities and cloud computing needs. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Any damage to or disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, any cybersecurity or physical breach of their facilities, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our customer relations, business, prospects, financial condition, operating results and cash flows. Our arrangements with these third parties typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster, a pandemic (such as COVID-19) or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
The FCC may continue to reform the system under which regulated providers of telecommunications services compensate each other for the exchange of various kinds of traffic. While we are not a provider of regulated telecommunications services, we rely on such providers to offer our services to our customers. As a result of any such reforms, it is possible that some or all of our underlying carriers will increase the rates we pay for certain telecommunications services. Should this occur, the costs we incur to provide phone number-based cloud services may increase which may require us to increase the retail price of our products services. Increased prices could, in turn, cause us to lose customers, or, if we do not pass on such higher costs to our customers, our profit margins may decrease.

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
Our ability to increase our revenue and grow our business is partially dependent on the widespread acceptance of our products and services by large businesses and other commercial organizations. We often need to spend significant time and resources to better educate and familiarize these potential customers with the value proposition of our products and services. The length of our sales cycle for enterprise customers from initial evaluation to payment for our offerings can be as long as 12 to 18 months but can vary substantially from customer to customer and from offering to offering. Further, these enterprise and commercial customers may require services based on volume of usage which can vary seasonally and/or slowly ramp up over an initiation period of 12-36 months. Customers frequently require considerable time to evaluate, test and qualify our offerings prior to entering into or expanding a subscription. This is particularly true in the case of customers in highly regulated industries, including healthcare, where longer evaluation, testing and qualification processes often result in longer sales cycles and set-up time. The timing and contractual commitments of our sales with our enterprise customers and related revenue recognition is difficult to predict because of the length and unpredictability of the sales cycle and the variable usage of the services by these customers. During the sales cycle, we expend significant time and money on sales and marketing and contract negotiation activities, which may not result in any sale or any significant sale.
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
A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments, including the use of increasingly sophisticated and evolving artificial intelligence and machine learning tools, may result in a material compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine and the conflict in the Middle East, the risk of cyber-attacks may be elevated. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services.
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
If our products and services fail to perform properly and if we fail to develop enhancements to resolve any defect or other problems, we could lose customers or become subject to service performance or warranty claims, and our market share could decline.
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
The markets in which we operate are highly competitive, and our competitors may have greater resources to commit to growth, superior technologies, cheaper pricing or more effective marketing strategies. Also, we face significant competition for users, developers and distributors.
Some of our competitors include major companies with much greater resources and significantly larger customer bases than we have. Some of these competitors offer their services at lower prices than we do. These companies may be able to develop and expand their network infrastructures and capabilities more quickly, adapt more swiftly to new or emerging technologies, such as artificial intelligence, and changes in customer requirements, take advantage of acquisition and other opportunities more readily and devote greater resources to the marketing and sale of their products and services than we can. There can be no assurance that additional competitors will not enter markets that we are currently serving and plan to serve or that we will be able to compete effectively. Competitive pressures may reduce our revenue, operating profits or both.
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
To the extent we expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others: foreign currency exchange rates; political or social unrest, economic instability, geopolitical tensions or war in a specific country or region (including the invasion of Ukraine by Russia and the conflict in the Middle East); trade protection measures and other regulatory requirements, such as U.S. imposed tariffs along with retaliatory measures taken by other nations in response to these tariffs, which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates and transfer pricing implications. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.
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
Our success depends on the skills, experience and performance of our key personnel, including our executive officers, senior management and skilled workforce. The loss of the services of one or more of our key employees could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. In particular, the recruitment and retention of top technical, marketing, sales and subject matter experts - particularly those with specialized knowledge, will be critical to our success. Competition for such people is intense, substantial and continuous, and we may not be able to attract, integrate or retain highly qualified technical, sales or managerial personnel in the future. In our effort to attract and retain key personnel, we may experience increased compensation costs that are not offset by either improved productivity or higher prices for our products or services.

Changes in the labor market, employee turnover, changes in the availability of our employees and labor shortages more generally could result in, increased costs, and could adversely impact the efficiency of our operations.
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
In the U.S., Congress, the FCC, and a number of states require regulated telecommunications carriers to contribute to federal and/or state Universal Service Funds (“USF”). Generally, USF is used to subsidize the cost of providing service to low-income customers and those living in high cost or rural areas. Congress, the FCC and a number of states are reviewing the manner in which a provider’s contribution obligation is calculated, as well as the types of entities subject to USF contribution obligations. If any of these reforms are adopted, they could cause us to alter or eliminate our non-paid services and to raise the price of our paid services, which could cause us to lose customers. Any of these results could lead to a decrease in our revenues and net income and could materially adversely affect our business, prospects, financial condition, operating results and cash flows.
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
Many third parties are examining whether the Americans with Disabilities Act (“ADA”) concept of public accommodation also extends to websites and to mobile applications. Generally, some plaintiffs have argued that websites and mobile applications are places of public accommodation under Title III of the ADA and, as such, must be equipped so that individuals with disabilities can navigate and make use of subject websites and mobile applications. We cannot predict how the ADA will ultimately be interpreted as applied to websites and mobile applications. We believe we are in compliance with relevant law. If the law changes with the ADA, then any adjustments or requirements to implement any changes prescribed by the ADA could result in increased costs to our business, we may become subject to injunctive relief, plaintiffs may be able to recover attorneys’ fees, and it is possible that, while the ADA does not provide for monetary damages, we become subject to such damages through state consumer protection or other laws. It is possible that these potential liabilities could cause a material adverse effect on our operations and harm our business reputation.
As of May 25, 2018, certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. Previously, for certain data transfers from and between the EU and the U.S., we, like many other companies, had relied on what is referred to as the “EU-U.S. Safe Harbor,” in order to comply with privacy obligations imposed by EU countries. The European Court of Justice invalidated the EU-U.S. Safe Harbor. Additionally, other countries that relied on the EU-U.S. Safe Harbor that were not part of the EU have also found that data transfers to the U.S. are no longer valid based on the European Court of Justice ruling. Although U.S. and EU policymakers approved a new framework known as “Privacy Shield” that would allow companies like us to continue to rely on some form of a safe harbor for the transfer of certain data from the EU to the U.S., on July 16, 2020, the Court of Justice of the European Union issued a judgment declaring as “invalid” the European Commission’s Decision (EU) 2016/1250 on the adequacy of the protection provided by the EU-U.S. Privacy Shield, rendering it invalid. We cannot predict how or if these issues will be resolved nor can we evaluate any potential liability at this time. While the EU policymakers approved a new EU-U.S. Data Privacy Framework in 2023, the validity of data transfer mechanisms and additional safeguards remains subject to legal, regulatory, and political review and developments in both Europe and the U.S.
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
On June 28, 2018, the California legislature enacted the California Consumer Privacy Act (“CCPA”), which took effect on January 1, 2020 and became enforceable starting July 1, 2020. The CCPA, which covers businesses that obtain or access personal information on California resident consumers grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. We believe we have implemented such links to the extent necessary and our privacy policies have been updated and posted on our websites. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amends the CCPA and imposes additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also creates a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. The substantive requirements for businesses subject to the CPRA went into effect on January 1, 2023 and became enforceable on July 1, 2023. Similar laws have been passed in several other states and have been proposed in additional states and at the federal level.
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
Risks Related To Our Stock
The trading market for our common stock has existed for a relatively short time since the distribution. Our stock price may fluctuate significantly.
Prior to the distribution, there was no public market for our common stock. An active trading market for our common stock commenced only following the distribution and may not be sustainable. The market price of our common stock has in the past, and may continue to, fluctuate significantly due to a number of factors, some of which may be beyond our control, including:
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
We previously identified material weaknesses in our internal control over financial reporting, and if we fail to design and maintain effective internal control over financial reporting, we may not be able to accurately report our financial results in a timely manner, which may adversely affect investor confidence in us and materially and adversely affect our business and operating results.
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
Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our board of directors (the “Board of Directors”) rather than to attempt a hostile takeover. These provisions will, among other things:
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
The trading market for Consensus’ common stock depends in part on the research and reports that securities or industry analysts publish about us or our business. We currently have multiple research analysts covering Consensus’ common stock. If one or more of the analysts downgrades our stock or publishes misleading or unfavorable research about our business, our stock price would likely decline. If one or more of the analysts ceases coverage of Consensus’ common stock or fails to publish reports on us regularly, demand for Consensus’ common stock could decrease, which could cause Consensus’ common stock price or trading volume to decline.
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
As of December 31, 2024, Consensus has total outstanding indebtedness of approximately $598 million, of which $249 million will mature on October 15, 2026 and the remainder with mature on October 15, 2028. We may also incur additional indebtedness in the future. This significant amount of debt could have important adverse consequences to us and our investors, including:
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
•increasing our cost of borrowing; and
•limiting our ability to borrow additional funds as needed, refinance our debt or take advantage of business opportunities as they arise, pay cash dividends or repurchase our common stock.
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
Furthermore, we may be able to incur substantial additional indebtedness in the future. The terms of our outstanding indebtedness limit, but do not prohibit, us from incurring additional indebtedness, and the additional indebtedness incurred in compliance with these restrictions could be substantial. These restrictions will also not prevent us from incurring obligations that do not constitute “indebtedness.” If new indebtedness is added to our current debt levels, the related risks that we now face could intensify. Our ability to incur additional indebtedness and/or refinance our existing indebtedness will depend on the debt and/or capital markets and our financial condition at the relevant time. We may not be able to incur additional debt or refinance our existing debt on desirable terms or at all.
We may not be able to generate sufficient cash to service all of our indebtedness and may be forced to take other actions to satisfy our obligations under our indebtedness, which may not be successful.
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
We and Ziff Davis continue to have some obligations under transaction agreements that were executed as part of the separation.
In connection with the separation, we entered into several agreements with Ziff Davis, including among others, a separation agreement, a tax matters agreement, an employee matters agreement, an intellectual property license agreement and a stockholder and registration rights agreement with respect to Ziff Davis’ continuing ownership of Consensus common stock. While the term of many of the obligations under these agreements has passed, some obligations still remain. For example, we continue to have indemnification obligations to Ziff Davis for matters including liabilities primarily associated with the Consensus business and we continue to be severally liable for certain Ziff Davis tax obligations. Ziff Davis is also required to indemnify us for certain liabilities. If Ziff Davis were to make an indemnification claim, or if Ziff Davis is unable to pay the taxes for which we may be severally liable, we could incur significant liabilities.
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
As an independent, publicly traded company, we may become more susceptible to market fluctuations and other adverse events, as compared to when we were still a part of Ziff Davis. As part of Ziff Davis, we were able to enjoy certain benefits from Ziff Davis’s operating diversity and available capital for investments and other uses. As an independent, publicly traded company, we do not have similar operating diversity and may not have similar access to capital markets, which could have a material adverse effect on our business, results of operations and financial condition.
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
We have implemented a cybersecurity program to assess, identify, and manage risks from cybersecurity threats that may result in material adverse effects on the confidentiality, integrity, and availability of our information systems.

Information Security Team and Governance
Board of Directors
Our Board of Directors, in coordination with the Audit Committee of the Board of Directors (the “Audit Committee”), oversees the Company’s enterprise risk management process, including the management of risks arising from cybersecurity threats. Our Board of Directors has delegated the primary responsibility to oversee cybersecurity matters to the Audit Committee. The Audit Committee regularly reviews the measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. As part of such reviews, the Audit Committee receives presentations at least quarterly from members of our team responsible for overseeing the Company’s cybersecurity risk management, including the Chief Information Security Officer (“CISO”), Chief Technology Officer (“CTO”), Chief Legal Officer (“CLO”), and Head of Internal Audit, which address topics including recent developments, evolving standards, vulnerability assessments, third-party and independent reviews, the threat environment, technological trends and information security considerations arising with respect to the Company’s peers and third parties. Then, the Audit Committee and such members of our management team report to the Board of Directors on a quarterly basis, with an in-depth review at least annually, on data protection and cybersecurity matters. Additionally, the Company has protocols for cybersecurity incidents that meet established reporting thresholds for escalation within the Company including, where appropriate, reporting to the Board of Directors and Audit Committee, with required updates for ongoing matters until any such incident has been addressed and resolved.
Management
The Company has implemented a cross-functional approach to identifying, preventing and mitigating cybersecurity threats and incidents, while also implementing controls and procedures that provide for the prompt escalation of certain cybersecurity incidents so that decisions regarding the public disclosure and reporting of such incidents can be made by management in a timely manner. At the management level, our Cybersecurity and Governance Council, composed of the CISO, CTO, CLO, Chief Revenue Officer and Executive Vice President of Operations, and Head of Internal Audit has broad oversight of the Company’s risk management processes. The Cybersecurity and Governance Council meets regularly to discuss the risk management measures implemented by the Company to identify and mitigate data protection and cybersecurity risks. Our CISO invites team members from the product and technology groups to attend each Cybersecurity and Governance Council meeting to report on ongoing or relevant cybersecurity and compliance matters. The Cybersecurity and Governance Council reports any material developments to the Audit Committee on a quarterly basis.
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
Information Security Policy and Requirements
The Company’s Information Security Policy (“Policy”) is based upon the International Organization for Standardization (“ISO”) 27001, Health Information Trust Alliance (“HITRUST”) Common Security Framework (“CSF”), System and Organization Controls 2 Type 2 (“SOC 2 Type 2”), and Payment Card Industry Data Security Standard (“PCI DSS”) frameworks and standards and provides specific and detailed direction and support for appropriately maintaining the overall security, confidentiality, integrity, and availability of information within the Company. The Policy covers all processes, equipment, hardware, and software owned or under the control of the Company as well as networks operated by third parties containing Company information or processes. It addresses the Company’s procedures and controls for, including but not limited to, asset and data management, user access and authentication, personnel education/trainings, change management, risk management, system configurations, security monitoring and reporting, vulnerability management, and business continuity and disaster recovery. The Policy applies to all employees, consultants, contractors, and other such persons (“Personnel”) with access to the aforementioned processes, equipment, hardware, and software. The Policy requires that Personnel agree to and are trained annually on all components of the Policy as a condition of employment, partnership, or temporary affiliation with the Company.
Employee Trainings
All Company employees must complete trainings at least annually on various security threats and best practices including, but not limited to, trainings on the following topics: the Company’s Information Security Policy; Information Security Incident Response Plan; HIPAA, PCI Compliance; General Data Protection Regulation (“GDPR”) and CCPA; Security Awareness and Incident Response Training covering Social Engineering Phishing (identification and common red flags), Social Media safety best practices, Internet Security best practices, and Incident response training for end-users; and Phishing. In addition, our developers must complete Secure Code / Secure Application Development Training based on Open Web Application Security Project top 10 standards.
Incident Response
Our Company has adopted an Information Security Incident Response Plan that applies in the event of a cybersecurity threat or incident (the “IRP”) to provide a standardized framework for responding to security incidents. The IRP sets out a coordinated approach to investigating, containing, documenting and mitigating incidents, including reporting findings and keeping senior management and other key stakeholders informed and involved as appropriate. In general, our incident response process follows the National Institute of Standards and Technology (“NIST”) framework and focuses on four phases: preparation; detection and analysis; containment, eradication and recovery; and post-incident remediation.
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
Third-Party Certifications and Audits
In addition to our internal cybersecurity capabilities, we regularly engage with consultants, and other third parties to assist with assessing, identifying, and managing cybersecurity risks. Specifically, the Company is engaged with third-party auditors for HITRUST, PCI, and SOC 2 Type 2 for annual certification. We are also engaged with a third-party Data Protection Officer to oversee compliance with the GDPR.
Material Cybersecurity Risks, Threats & Incidents
While we have not experienced any risks from cybersecurity threats, including those resulting from previous cybersecurity incidents, that, to our knowledge, have materially affected or are reasonably likely to materially affect our business strategy, results of operations, or financial condition, there can be no guarantee that we will not be the subject of future successful attacks, threats or incidents. We also rely on information technology and third-party vendors to support our operations, including our secure processing of personal, confidential, sensitive, proprietary and other types of information. Despite ongoing efforts to continue improvement of our and our vendors’ ability to protect against cyber incidents, we may not be able to protect all information systems, and such incidents may lead to reputational harm, revenue and client loss, legal actions, statutory penalties, among other consequences. Additional information on cybersecurity risks we face can be found in Part I, Item 1A “Risk Factors” of this Form 10-K under the heading “Risks Related to our Business,” which should be read in conjunction with the foregoing information.
Item 2. Properties
Principal Executive Offices
Our principal executive offices, including our global headquarters, are located at 700 S. Flower Street, Los Angeles, California 90017. This location is under a lease that expires on January 31, 2031 and has approximately 48,000 square feet of office space. We believe that our existing facilities are adequate to meet our current requirements.

Item 3. Legal Proceedings
See Note 10 - Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

                        PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCSI ”.
Holders
We have 161 registered stockholders as of February 14, 2025. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025 which was subsequently extended through February 2028 (see Note 20 - Subsequent Events of the Notes to the Consolidated Financial Statements (Part II, Item 8). The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 13 - Stockholders' Deficit of the Notes to the Consolidated Financial Statements (Part II, Item 8).
The following table summarizes the share repurchase activity for the three months ended December 31, 2024:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
October 1 - 31, 2024	400	$20.02	400	$68,202
November 1 - 30, 2024	—	—	—	68,202
December 1 - 31, 2024	13,701	23.02	13,701	67,887
	14,101		14,101	67,887
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
Consensus’ peer group index consists of Box, Inc. CommonVault Systems, Inc., TruBridge, Inc. (formerly Computer Programs and Systems, Inc.), Evolent Health, Inc., HealthStream, Inc., Omnicell, Inc., OneSpan, Inc., Phreesia, Inc., Progress Software Corp., SecureWorks Corp., Verint Systems, Inc. and Yext, Inc. Ebix, Inc., Veradigm, Inc. and R1 Rcm Holdco, Inc. were removed because they were acquired or went private during 2024.
Consensus common stock has been listed on the Nasdaq under the symbol “CCSI” since October 8, 2021. Prior to that time, there was no public market for our common stock. Measurement points for the performance graph are October 8, 2021 and the last trading day of each quarter from October 2021 to December 2024. The graph assumes that $100 was invested on October 8, 2021 in Consensus’ common stock and in each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

150
125
100
75
50
25
0
Index Value
10/8/21
1231//21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6//3023
9/30/23
12/31/23
3/31/2024
6/30/2024
9/30/2024
12/31/2024
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
Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 800 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately 8% of total revenues and approximately 74% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries and solve the healthcare interoperability challenge. Consensus’s communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.
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
The following table sets forth certain key performance metrics for our operations for the years ended December 31, 2024, 2023 and 2022 (in thousands, except for percentages and Average Revenue per Customer Account):

	Years Ended December 31,
	2024	2023	2022
Revenue
Corporate	$209,112	$199,621	$192,195
SoHo	141,258	162,916	170,199
Total	350,370	362,537	362,394
Other revenues	12	25	28
Consolidated	$350,382	$362,562	$362,422

Average Revenue per Customer Account (“ARPA”)(1)(2)
Corporate	$310.67	$315.51	$331.77
SoHo	$14.92	$15.31	$14.32
Consolidated	$34.56	$32.16	$29.07

Customer Accounts (1)
Corporate	59	54	52
SoHo	747	831	942
Consolidated	806	885	994

Paid Adds (3)
Corporate	18	12	15
SoHo	247	274	364
Consolidated	265	286	379

Monthly Churn % (4)
Corporate	2.36%	1.49%	1.78%
SoHo	3.40%	3.54%	3.70%
Consolidated	3.33%	3.43%	3.61%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the year calculated as follows: monthly ARPA on an annual basis is calculated by dividing revenue for the year by the average customer base for the applicable period and dividing that amount by 12 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the annual period.
(4)Monthly churn represents paid monthly SoHo and Corporate customer accounts that were cancelled during each month of the annual period divided by the average number of customers during each month of the same annual period, including the paid adds. The period measured is annual and expressed as a monthly churn rate over the annual period.

Critical Accounting Policies and Estimates
We prepare our consolidated financial statements and related disclosures in accordance with U.S. generally accepted accounting principles (“GAAP”) and our discussion and analysis of our financial condition and operating results requires us to make judgments, assumptions and estimates that affect the amounts reported in our consolidated financial statements and accompanying notes. See Note 2 - Basis of Presentation and Summary of Significant Accounting Policies of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, which describes the significant accounting policies and methods used in the preparation of our consolidated financial statements. We base our estimates on historical experience and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying value of assets and liabilities. Actual results may differ significantly from those estimates under different assumptions and conditions and may be material.
We believe that our most critical accounting policies are those related to revenue recognition, internal-use software development costs, share-based compensation expense, income taxes and tax contingencies. We consider these policies critical because they are those that are most important to the portrayal of our financial condition and results and require management’s most difficult, subjective and complex judgments, often as a result of the need to make estimates about the effect of matters that are inherently uncertain. Senior management has reviewed these critical accounting policies and related disclosures with the Audit Committee of the Company’s Board of Directors.
Revenue Recognition
We earn revenue from contracts with customers, primarily through the provision of cloud-based communication and digital signature solutions that allow customers to access our software without taking possession. The contracts include both recurring subscription and usage-based fees, and the total transaction price is allocated to performance obligations in each contract as appropriate. Revenue for cloud-based services is recognized over time in the period earned. The contracts may be terminated early. Fees collected in advance are non-refundable, and they are deferred and recognized in revenue when the related performance obligations are satisfied. Standard Corporate contracts billed monthly include a termination charge equal to the minimum fees payable through the last day of the contract term.
Along with our numerous proprietary solutions, we also generate revenues by reselling various third-party solutions. These third-party solutions, along with our proprietary products, allow us to offer customers a variety of solutions to better meet their needs. We record revenue on a gross basis with respect to reseller revenue because we have control of the specified good or service prior to transferring control to the customer. See Note 3 - Revenues of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Internal-Use Software Development Costs
We capitalize certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. See Note 6 - Property and Equipment of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Share-Based Compensation Expense
We account for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, we measure share-based compensation expense at the grant date, based on the fair value of the award, and recognize the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria including, but not limited to, the valuation model used and associated input factors, such as the stock price on the date of grant, expected term of the award, stock price volatility, risk free interest rate, dividend rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award. See Note 14 - Equity Incentive and Employee Stock Purchase Plan of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
Income Taxes
Our income is subject to taxation in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating our tax positions and determining our provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. We establish reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when we believe that certain positions might be challenged despite our belief that our tax return positions are fully supportable. We adjust these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate.
We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. See Note 12 - Income Taxes of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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

Results of Operations
Years Ended December 31, 2024, 2023 and 2022
    The main strategic focus of our offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.
We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.
The following table sets forth information derived from our Consolidated Statements of Income as a percentage of revenues for the years ended December 31, 2024, 2023 and 2022. This information should be read in conjunction with the accompanying financial statements and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2024	2023	2022
Revenues	100%	100%	100%
Cost of revenues	20	19	17
Gross profit	80	81	83
Operating expenses:
Sales and marketing	15	18	18
Research, development and engineering	2	2	3
General and administrative	21	20	20
Total operating expenses	38	40	41
Income from operations	42	41	42
Interest expense	(10)	(13)	(14)
Interest income	1	1	—
Other income (expense), net	1	(1)	—
Income before income taxes	34	28	28
Income tax expense	9	7	7
Net income	25%	21%	21%
Revenues

(in thousands, except percentages)	2024	2023	2022	Percentage Change 2024 versus 2023	Percentage Change 2023 versus 2022
Revenues	$350,382	$362,562	$362,422	(3)%	—%
Consensus revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Revenues decreased by $12.2 million for the year ended December 31, 2024 compared to the prior comparable period. The reduction is the result of a $21.7 million decline in SoHo revenues, partially offset by an increase in Corporate revenues of $9.5 million due to organic growth in customer usage and new customer acquisitions.
Revenues remained consistent for the year ended December 31, 2023 compared to the prior comparable period. Total revenues increased $0.1 million as a result of an increase in Corporate revenues of $7.4 million due to organic growth in customer usage and new customer acquisitions, partially offset by a $7.3 million decline in SoHo revenues.

Cost of Revenues

(in thousands, except percentages)	2024	2023	2022	Percentage Change 2024 versus 2023	Percentage Change 2023 versus 2022
Cost of revenues	$69,688	$68,319	$61,951	2%	10%
As a percent of revenues	20%	19%	17%
Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.
The increase in cost of revenues for the year ended December 31, 2024 over the prior comparable period was primarily due to an increase of $3.1 million in depreciation associated with platform development costs, partially offset by decreases of $0.7 million in online processing fees, $0.4 million in data transmission costs and $0.2 million in personnel-related expenses.
The increase in cost of revenues for the year ended December 31, 2023 over the prior comparable period was primarily due to increases of $4.1 million in personnel-related expenses and $1.8 million in depreciation associated with platform development costs.
Operating Expenses
Sales and Marketing

(in thousands, except percentages)	2024	2023	2022	Percentage Change 2024 versus 2023	Percentage Change 2023 versus 2022
Sales and marketing	$51,065	$65,084	$64,413	(22)%	1%
As a percent of revenues	15%	18%	18%
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
The decrease in sales and marketing expenses of $14.0 million for the year ended December 31, 2024 over the prior comparable period was primarily due to a reduction in third-party advertising spend of $14.3 million, predominantly in SoHo.
The increase in sales and marketing expenses of $0.7 million for the year ended December 31, 2023 over the prior comparable period was primarily due to an increase of $4.4 million in personnel-related expenses due to continued investment in the Corporate sales team and a $0.6 million increase in computer-related costs, partially offset by a reduction in third-party advertising spend of $4.5 million, primarily in SoHo.
Research, Development and Engineering

(in thousands, except percentages)	2024	2023	2022	Percentage Change 2024 versus 2023	Percentage Change 2023 versus 2022
Research, development and engineering	$7,683	$7,727	$10,018	(1)%	(23)%
As a percent of revenues	2%	2%	3%
Our research, development and engineering costs consist primarily of personnel-related expenses.
Research, development and engineering costs for the year ended December 31, 2024 remained consistent with the prior year.

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
General and Administrative

(in thousands, except percentages)	2024	2023	2022	Percentage Change 2024 versus 2023	Percentage Change 2023 versus 2022
General and administrative	$72,546	$74,203	$74,122	(2)%	—%
As a percent of revenues	21%	20%	20%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization, bad debt expense and non-income related tax expenses.
The decrease in general and administrative expense of $1.7 million for the year ended December 31, 2024 over the prior comparable period was primarily due to decreases of $2.5 million in professional fees and $0.8 million in bad debt expense, partially offset by an increase of $1.7 million in computer-related equipment costs.
General and administrative expense remained consistent for the year ended December 31, 2023 over the prior comparable period. The increase is primarily due to increases in the following: $4.5 million in bad debt expense, $1.7 million in professional fees and $1.3 million in computer-related equipment costs, partially offset by a decrease in non-income related tax expenses of $7.4 million.
Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022 (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cost of revenues	$2,138	$1,400	$874
Operating expenses:
Sales and marketing	2,750	1,679	988
Research, development and engineering	622	379	746
General and administrative	11,254	14,705	17,447
Total	$16,764	$18,163	$20,055
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $34.0 million, $45.4 million and $51.4 million for the years ended December 31, 2024, 2023 and 2022, respectively. During the year ended December 31, 2024, interest expense decreased $11.4 million compared to the prior year, which included a decrease of $9.6 million in interest expense as debt repurchases lowered our outstanding debt balance, as well as a $1.8 million favorable increase in debt extinguishment gain compared to 2023. The decrease in 2023 from 2022 is primarily due to the partial extinguishment of debt in 2023, resulting in a gain of $4.8 million, as well as an increase in capitalized interest of $1.2 million.
Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $2.5 million and $3.7 million for the years ended December 31, 2024 and 2023, respectively. The decrease in 2024 from 2023 was primarily attributable to a lower average cash and cash equivalents balance primarily due to the repurchase of our debt, which resulted in lower money market investments throughout 2024. Interest income was not material for the year ended December 31, 2022.

Other income (expense), net. Our other income (expense), net is generated primarily from foreign currency and miscellaneous items. Other income (expense), net was $4.3 million, $(2.4) million and $(1.6) million for the years ended December 31, 2024, 2023 and 2022, respectively. The change between periods was primarily attributable to exchange rate fluctuations on inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
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
As of December 31, 2024 and 2023, the Company has interest expense limitation carryforwards of $32.9 million and $30.4 million, respectively, which last indefinitely. The Company has no federal net operating loss or capital loss limitation carryforwards as of December 31, 2024 or 2023. As of December 31, 2024 and 2023, the Company has $1.7 million and $1.3 million, respectively, of foreign tax credit carryforwards that begin to expire in 2031, and $1.7 million and $1.8 million, respectively, of state research and development tax credits carryforwards that can be carried over indefinitely.
Income tax expense amounted to $32.8 million, $25.9 million and $26.2 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our effective tax rates for the year ended December 31, 2024, 2023 and 2022 were 26.8%, 25.1% and 26.5%, respectively.
The increase in our annual effective income tax rate from 2023 to 2024 was primarily attributable to an increase in tax expense relating to higher state taxes due to intercompany dividends received from controlled foreign subsidiaries during the year, lower research and development credits, a higher valuation allowance on foreign tax credits and the impact of the change in the geographical mix of the income.
The decrease in our annual effective income tax rate from 2022 to 2023 was primarily attributable to a decrease in tax expense relating to the lower amount of certain non-deductible expenses incurred in the year, such as share-based compensation, officer’s compensation, a decrease in the foreign income currently taxed in the U.S. and the impact of the change in the geographical mix of the income, partially offset by an increase in the reserves for uncertain tax positions.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2024, we had cash and cash equivalents of $33.5 million compared to $88.7 million at December 31, 2023. The decrease in cash and cash equivalents resulted primarily from cash used to repurchase our debt, capitalized expenditures and common stock repurchases, partially offset by cash provided by operations. As of December 31, 2024, cash and cash equivalents held within domestic and foreign jurisdictions were $27.6 million and $6.0 million, respectively.
On October 7, 2021, the Company issued $305 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, both of which are net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2024 and 2023. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
On October 7, 2021, Consensus issued $500 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, both of which are net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2024 and 2023. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2024, no amount had been drawn down on the Credit Facility.
Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of December 31, 2024, we had outstanding $598.1 million in aggregate principal amount of indebtedness, total minimum lease payments of $17.0 million and a liability for uncertain tax positions of $13.2 million (see Note 8 - Long-Term Debt, Note 9 - Leases and Note 12 - Income Taxes of the Notes to the Consolidated financial statements in Part II, Item 8 of this Form 10-K, respectively). Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock repurchases, if any, for at least the next 12 months from the issuance of this Annual Report on Form 10-K and the foreseeable future.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Consolidated Statements of Income. During the years ended December 31, 2024 and 2023, the Company retired $144.3 million and $62.6 million, respectively, in principal of its senior notes under this program. Cumulatively as of December 31, 2024, $206.9 million in principal of the Company’s senior notes has been retired under this program.
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025, which was subsequently extended through February 2028 (see Note 20 - Subsequent Events of the Notes to the Consolidated Financial Statements (Part II, Item 8)). The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the years ended December 31, 2024 and 2023, the Company repurchased 57,063 and 839,548 shares, respectively, at an aggregate cost of $1.0 million and $23.7 million (inclusive of excise tax of $0.2 million), respectively, under this program. Cumulatively as of December 31, 2024, 1,085,725 shares have been repurchased at an aggregate cost of $32.3 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2024, 2023 and 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 122,406, 61,878 and 71,509 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $121.7 million, $114.1 million and $83.1 million for the years ended December 31, 2024, 2023 and 2022, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services, employee compensation and lease payments for our offices. The increase in our net cash provided by operating activities in 2024 compared to 2023 was primarily attributable to increased income after excluding noncash items, partially offset by an increase in cash outflows resulting from changes in our working capital accounts. The increase in our net cash provided by operating activities in 2023 compared to 2022 was primarily attributable to increased income after excluding noncash items, partially offset by a net decrease in our working capital accounts. Our prepaid tax payments were $2.1 million and $3.7 million at December 31, 2024 and 2023, respectively.
Net cash used in investing activities was $33.4 million, $40.5 million and $43.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net cash used in investing activities in 2024 included capital expenditures, primarily capitalized software development costs. Net cash used in investing activities in 2023 included capital expenditures, primarily capitalized software development costs, and cash paid for investments. Net cash used in investing activities in 2022 was primarily comprised of capital expenditures, primarily capitalized software development costs and business acquisitions.
Net cash used in financing activities was $138.6 million, $81.7 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively. Net cash used in financing activities in 2024 primarily relates to the repurchases of debt. Net cash used in financing activities in 2023 primarily relates to the repurchases of debt and common stock. Net cash used in financing activities in 2022 included the repurchase of common stock and shares withheld to cover employee income taxes.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2025.
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2024, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.
As of December 31, 2024 and 2023, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $33.5 million and $88.7 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
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
For the years ended December 31, 2024, 2023 and 2022, foreign exchange gain (loss) amounted to $4.3 million, $(2.4) million and $(1.6) million, respectively. The change in foreign exchange gain (loss) in all comparable periods was primarily attributable to the translation of certain intra-entity balances in foreign currencies.
Cumulative translation (loss) gain included in other comprehensive income for the years ended December 31, 2024, 2023 and 2022 was $(9.9) million, $5.9 million and $(2.3) million, respectively.

Item 8.Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of Consensus Cloud Solutions, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of Consensus Cloud Solutions, Inc. and subsidiaries (the “Company”) as of December 31, 2024 and 2023, the related consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2024, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the “financial statements”). We also have audited the Company’s internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control—Integrated Framework (2013) issued by COSO.

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

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

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

Property and Equipment, net—Internal-Use Software Development Costs—Refer to Notes 2 and 6 to the financial statements

Critical Audit Matter Description

The Company develops software for internal use and capitalizes certain costs incurred in the application development phase of the internal-use software, records the related capitalized costs as internal-use software development costs in property and equipment, and amortizes these costs over the estimated lives of the internal-use software. Costs related to preliminary internal-use software project activities and post implementation activities are expensed as incurred. The determination of whether an internal-use software project’s development costs are capitalized or expensed requires a higher degree of management judgment.

We identified management’s determination of capitalized internal-use software development costs, including those in process, as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on internal-use software projects meet the capitalization criteria. The determination of costs to capitalize is subjective in nature requiring management judgment to determine if costs are (1) related to an internal-use software project that entered the application development stage, (2) resulted in additional functionality, (3) the internal-use software project was probable of completion and (4) the internal-use software would be used to perform the function intended. Our evaluation of management’s judgments and their determination of the project and related internal-use software development activities and related costs to be capitalized under the relevant accounting guidance required subjective and higher degree of auditor judgment and audit effort.

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
•We selected a sample of individual research and development costs, sales and marketing costs, and general and administrative costs incurred, and evaluated whether such costs were properly capitalized as internal-use software or not based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
•We conducted corroborative interviews with Company personnel involved in internal-use software development regarding the nature and functionality of costs incurred related to capitalized software projects.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 19, 2025

We have served as the Company's auditor since 2023.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Consensus Cloud Solutions, Inc.
Los Angeles, California

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated statements of income, comprehensive income, stockholders’ deficit, and cash flows of Consensus Cloud Solutions, Inc. (the “Company”) for the year ended December 31, 2022, and the related notes and schedule listed in the accompanying index (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the results of operations and cash flows of the Company for the year ended December 31, 2022, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audit. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audit included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audit also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audit provides a reasonable basis for our opinion.

/s/ BDO USA, LLP

We served as the Company's auditor from 2014 through 2023.

Los Angeles, California

March 31, 2023

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2024 and 2023
(In thousands, except share and per share data)

	2024	2023
ASSETS
Cash and cash equivalents	$33,545	$88,715
Accounts receivable, net of allowances of $5,774 and $6,271, respectively	24,921	26,342
Prepaid expenses and other current assets	16,059	10,191
Total current assets	74,525	125,248
Property and equipment, net	100,076	81,196
Operating lease right-of-use assets	6,515	6,766
Intangibles, net	41,213	44,990
Goodwill	345,036	348,822
Deferred income taxes	30,521	34,869
Other assets	4,315	5,364
TOTAL ASSETS	$602,201	$647,255
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$36,477	$36,506
Income taxes payable, current	1,068	2,224
Deferred revenue, current	20,714	22,041
Operating lease liabilities, current	2,150	2,038
Current portion of long-term debt	18,902	8,575
Total current liabilities	79,311	71,384
Long-term debt, net of current portion	574,080	725,405
Deferred revenue, noncurrent	1,913	2,270
Operating lease liabilities, noncurrent	12,018	13,212
Liability for uncertain tax positions	13,218	9,740
Deferred income taxes	891	1,098
Other long-term liabilities	233	268
TOTAL LIABILITIES	681,664	823,377
Commitments and contingencies (Note 10)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,609,725 and 20,273,686 shares and total outstanding is 19,524,000 and 19,245,024 shares as of December 31, 2024 and December 31, 2023, respectively	206	203
Treasury stock, at cost (1,085,725 and 1,028,662 shares as of December 31, 2024 and December 31, 2023, respectively)	(32,313)	(31,282)
Additional paid-in capital	59,373	41,247
Accumulated deficit	(83,678)	(173,113)
Accumulated other comprehensive loss	(23,051)	(13,177)
TOTAL STOCKHOLDERS’ DEFICIT	(79,463)	(176,122)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$602,201	$647,255

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2024, 2023 and 2022
(In thousands, except share and per share data)

	2024	2023	2022
Revenues	$350,382	$362,562	$362,422

Cost of revenues (1)	69,688	68,319	61,951
Gross profit	280,694	294,243	300,471
Operating expenses:
Sales and marketing (1)	51,065	65,084	64,413
Research, development and engineering (1)	7,683	7,727	10,018
General and administrative (1)	72,546	74,203	74,122
Total operating expenses	131,294	147,014	148,553
Income from operations	149,400	147,229	151,918
Interest expense	(33,979)	(45,367)	(51,423)
Interest income	2,546	3,715	—
Other income (expense), net	4,278	(2,413)	(1,582)
Income before income taxes	122,245	103,164	98,913
Income tax expense	32,810	25,869	26,199
Net income	$89,435	$77,295	$72,714

Net income per common share
Basic	$4.64	$3.94	$3.65
Diluted	$4.62	$3.94	$3.64

Weighted average shares outstanding:
Basic	19,286,579	19,582,460	19,863,286
Diluted	19,383,849	19,600,952	19,953,785

(1) Includes share-based compensation expense as follows:
Cost of revenues	$2,138	$1,400	$874
Sales and marketing	2,750	1,679	988
Research, development and engineering	622	379	746
General and administrative	11,254	14,705	17,447
Total	$16,764	$18,163	$20,055

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2024, 2023 and 2022
(In thousands)

	2024	2023	2022
Net income	$89,435	$77,295	$72,714
Other comprehensive (loss) income:
Foreign currency translation adjustment	(9,874)	5,931	(2,251)
Other comprehensive (loss) income	(9,874)	5,931	(2,251)
Comprehensive income	$79,561	$83,226	$70,463

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2024, 2023 and 2022
 (In thousands)

	2024	2023	2022
Cash flows from operating activities:
Net income	$89,435	$77,295	$72,714
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	20,516	17,421	15,302
Amortization of financing costs and discounts	1,822	2,048	1,889
Non-cash operating lease costs	1,549	1,652	1,332
Share-based compensation	16,764	18,163	20,055
Provision for doubtful accounts	5,104	5,897	1,157
Deferred income taxes	2,647	2,428	(1,653)
Gain on extinguishment of debt	(6,557)	(4,795)	—
Other	—	32	—
Decrease (increase) in:
Accounts receivable	(3,780)	(4,159)	(2,908)
Prepaid expenses and other current assets	(6,002)	4,088	(9,489)
Other assets	1,048	1,452	(1,944)
Increase (decrease) in:
Accounts payable and accrued expenses	768	(5,542)	(940)
Income taxes payable	(1,047)	(231)	(2,797)
Deferred revenue	(1,509)	(2,547)	(2,203)
Operating lease liabilities	(2,455)	(2,044)	(1,677)
Liability for uncertain tax positions	3,478	3,015	1,930
Other long-term liabilities	(34)	(60)	(7,619)
Net cash provided by operating activities	121,747	114,113	83,149
Cash flows from investing activities:
Purchases of property and equipment	(33,440)	(36,461)	(30,045)
Acquisition of businesses, net of cash received	—	—	(12,230)
Purchases of investments	—	(4,000)	—
Purchases of intangible assets	—	—	(1,000)
Net cash used in investing activities	(33,440)	(40,461)	(43,275)
Cash flows from financing activities:
Debt issuance cost	—	—	(232)
Proceeds from the issuance of common stock under employee stock purchase plan	1,334	1,386	1,284
Repurchase of common stock	(1,031)	(23,483)	(7,596)
Taxes paid related to net share settlement	(2,727)	(1,888)	(4,079)
Repurchase of debt	(136,195)	(57,672)	—
Net cash used in financing activities	(138,619)	(81,657)	(10,623)
Effect of exchange rate changes on cash and cash equivalents	(4,858)	2,556	(1,865)
Net change in cash and cash equivalents	(55,170)	(5,449)	27,386
Cash and cash equivalents at beginning of year	88,715	94,164	66,778
Cash and cash equivalents at end of year	$33,545	$88,715	$94,164
See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
Years Ended December 31, 2024, 2023 and 2022
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, December 31, 2021	19,978,580	$200	$2,878	—	$—	$(318,886)	$(16,857)	$(332,665)
Net income	—	—	—	—	—	72,714	—	72,714
Foreign currency translation adjustment	—	—	—	—	—	—	(2,251)	(2,251)
Vested restricted stock	166,378	2	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(71,509)	(1)	(4,078)	—	—	—	—	(4,079)
Repurchase of common stock	—	—	—	(189.114)	(7,596)	—	—	(7,596)
Issuance of shares under ESPP	32,096	—	1,284	—	—	—	—	1,284
Share-based compensation	—	—	21,568	—	—	—	—	21,568
Adjustments related to the Separation	—	—	—	—	—	(4,236)	—	(4,236)
Balance, December 31, 2022	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	77,295	—	77,295
Foreign currency translation adjustment	—	—	—	—	—	—	5,931	5,931
Vested restricted stock	173,356	2	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(61,878)	(1)	(1,887)	—	—	—	—	(1,888)
Repurchase of common stock	—	—	—	(839,548)	(23,686)	—	—	(23,686)
Issuance of shares under ESPP	56,663	1	1,385	—	—	—	—	1,386
Share-based compensation	—	—	20,101	—	—	—	—	20,101
Balance, December 31, 2023	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	89,435	—	89,435
Foreign currency translation adjustment	—	—	—	—	—	—	(9,874)	(9,874)
Vested restricted stock	376,771	3	(3)	—	—	—	—	—
Shares withheld related to net share settlement	(122,406)	(1)	(2,726)	—	—	—	—	(2,727)
Repurchase of common stock	—	—	—	(57,063)	(1,031)	—	—	(1,031)
Issuance of shares under ESPP	81,674	1	1,333	—	—	—	—	1,334
Share-based compensation	—	—	19,522	—	—	—	—	19,522
Balance, December 31, 2024	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2024, 2023 and 2022

1.       The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 800 thousand customers of all sizes, from enterprises to individuals, across approximately 46 countries and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.
Consensus Cloud Solutions, Inc. Spin-Off
On September 21, 2021, J2 Global, Inc., known since October 7, 2021 as Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) announced that its board of directors approved the separation of its Cloud Fax business (the “Separation” or the “Spin-Off”), into an independent publicly traded company, Consensus Cloud Solutions, Inc. On October 7, 2021, the Separation was completed and the Former Parent transferred certain assets and liabilities associated with its Cloud Fax business to Consensus, including the equity interests in Consensus Cloud Solutions, LLC, formerly known as J2 Cloud Services, LLC (“J2 Cloud Services”), in exchange for approximately $259.1 million in cash, an asset related to $500.0 million in aggregate principal amount of the 6.5% Senior Notes due in 2028, and the return of the assets and liabilities related to the non-fax business back to Ziff Davis. On October 8, 2021, Consensus began trading on the Nasdaq Stock Market LLC (“Nasdaq”) under the stock symbol “CCSI”. Ziff Davis retained a 19.9% interest in Consensus following the Separation. Subsequently, Ziff Davis has sold, or otherwise disposed of, its shares of Consensus capital stock, reducing its beneficial ownership in the Company to zero as of December 31, 2024.
2.    Basis of Presentation and Summary of Significant Accounting Policies
(a)Principles of Consolidation
The consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”). The accompanying consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
(b)Use of Estimates
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
(c)Allowances for Doubtful Accounts
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

(d)Revenue Recognition
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
(e)Fair Value Measurements
Consensus complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities (see Note 5 - Fair Value Measurements).
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and long-term debt are reflected in the financial statements at cost. With the exception of long-term debt, cost approximates fair value due to the short-term nature of such instruments. The fair value of the Company’s outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available (see Note 8 - Long-Term Debt).
(f)Investments
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
As of December 31, 2024 and 2023, the carrying amount of the Company’s investments accounted for under the measurement alternative method in accordance with ASC 321 was $4.0 million and is included in other assets within the Company’s Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the years ended December 31, 2024 and 2023, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.
(g)Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.

(h)Debt Issuance Costs
The Company capitalizes costs incurred with borrowing and issuance of debt securities and records debt issuance costs as a reduction to the debt amount. These costs are amortized and included in interest expense over the life of the related debt security using the effective interest method.
(i)Concentration of Credit Risk
All of the Company’s cash and cash equivalents are invested at major financial institutions. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. At December 31, 2024, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily within the United States and Luxembourg, however, the Company has accounts within several other countries including the United Kingdom, Australia, Japan, Canada, Ireland, Hong Kong and New Zealand.
(j)Foreign Currency
Some of Consensus’ foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of those subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses of those subsidiaries are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive loss. Net translation (loss) gain was $(9.9) million, $5.9 million and $(2.3) million for the years ended December 31, 2024, 2023 and 2022, respectively. Foreign exchange gain (loss) from foreign currency transactions is recorded within other income (expense), net on the Consolidated Statements of Income and amounted to $4.3 million, $(2.4) million and $(1.6) million for the years ended December 31, 2024, 2023 and 2022, respectively.
(k)Property and Equipment
Property and equipment are stated at cost. Equipment under finance leases is stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful lives of property and equipment range from 1 to 10 years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the related lease term, if less (see Note 6 - Property and Equipment).
(l)Internal-Use Software Development Costs
The Company capitalizes certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Management estimates the stage of development as well as the time allocated to internal-use software projects. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives, which is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 7 years (see Note 6 - Property and Equipment).
(m)Impairment or Disposal of Long-Lived Assets and Finite-Lived Intangible Assets
The Company accounts for long-lived assets, which include property and equipment, operating lease right-of-use assets and identifiable intangible assets with finite useful lives (subject to amortization), in accordance with the provisions of FASB ASC Topic No. 360, Property, Plant, and Equipment (“ASC 360”). ASC 360 requires that long-lived assets be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Recoverability is measured by comparing the carrying amount of an asset to the expected undiscounted future net cash flows generated by the asset. If it is determined that the asset may not be recoverable, and if the carrying amount of an asset exceeds its estimated fair value, an impairment charge is recognized to the extent of the difference.

The Company assesses the impairment of identifiable finite-lived intangibles and long-lived assets whenever events or changes in circumstances indicate that the carrying value may not be recoverable. Factors it considers important are those that could individually or in combination trigger an impairment review include the following:
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
If the Company determined that the carrying value of finite-lived intangibles and long-lived assets may not be recoverable based upon the existence of one or more of the above indicators of impairment, it would record an impairment equal to the excess of the carrying amount of the asset over its estimated fair value.
The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of finite-lived assets may not be recoverable. There were no impairments of long-lived assets or finite-lived intangible assets recorded in 2024, 2023 and 2022.
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
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, on October 1, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company has a single reporting unit. In the fourth quarter of 2024, the Company performed the annual impairment test for goodwill for the year ended December 31, 2024 using a qualitative assessment, primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. There was no accumulated impairment of the Company’s goodwill as of December 31, 2024. The Company performed the annual impairment test for intangible assets with indefinite lives for the year ended December 31, 2024 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. There were no impairments of the Company’s indefinite-lived intangible assets recorded in 2024, 2023 and 2022.
(o)Income Taxes
The Company’s income is subject to taxation in the U.S. and numerous foreign jurisdictions. Significant judgment is required in evaluating the Company’s tax positions and determining its provision for income taxes. During the ordinary course of business, there are many transactions and calculations for which the ultimate tax determination is uncertain. The Company establishes reserves for tax-related uncertainties based on estimates of whether, and the extent to which, additional taxes will be due. These reserves for tax contingencies are established when the Company believes that certain positions might be challenged despite the Company’s belief that its tax return positions are fully supportable. The Company adjusts these reserves in light of changing facts and circumstances, such as the outcome of a tax audit or lapse of a statute of limitations. The provision for income taxes includes the impact of reserve provisions and changes to reserves that are considered appropriate (see Note 12 - Income Taxes).
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
(p)Share-Based Compensation
The Company accounts for share-based awards to employees and non-employees in accordance with the provisions of FASB ASC Topic No. 718, Compensation - Stock Compensation (“ASC 718”). Accordingly, the Company measures share-based compensation expense at the grant date, based on the fair value of the award, and recognizes the expense over the employee’s requisite service period using the straight-line method. The measurement of share-based compensation expense is based on several criteria, including but not limited to, the valuation model used and associated input factors, such as the stock price on the date of grant, expected term of the award, stock price volatility, risk free interest rate, dividend rate and forfeiture rate. These inputs are subjective and are determined using management’s judgment. The Company estimates the expected term based upon the contractual term of the award (see Note 14 - Equity Incentive and Employee Stock Purchase Plan).
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
Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method (see Note 16 - Earnings Per Share).
(r)Research, Development and Engineering
Research, development and engineering costs are expensed as incurred. Development of internal-use software is capitalized and amortized as described in paragraph (l).
(s)Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business entities report information about reportable segments in their annual consolidated financial statements and requires that those entities report selected information about reportable segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker (“CODM”), who is our chief executive officer (“CEO”), for making operating and investment decisions and for assessing performance. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The CEO uses consolidated profit or loss from operations before interest and income taxes to allocate resources predominantly in the annual budget and forecasting process. The CEO considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CEO also uses consolidated profit or loss from operations before interest and income taxes and consolidated net income to assess performance. Accordingly, the Company has determined that it operates one reportable segment known as Cloud Fax (see Note 17 - Segment Information). The consolidated financial statements and related disclosures reflect the segment operations of Cloud Fax.
(t)Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses on our Consolidated Statements of Income. Advertising costs for the years ended December 31, 2024, 2023 and 2022 were $29.0 million, $51.7 million and $55.4 million, respectively.
(u)Recent Accounting Pronouncements
In October 2023, the FASB issued Accounting Standards Update (“ASU”) No. 2023-06, Disclosure Improvements: Codification Amendments in Response to the SEC’s Disclosure Update and Simplification Initiative, which amends the disclosure or presentation requirements of a variety of topics in the accounting standards codification in order to conform with certain SEC amendments in Release No. 33-10532, Disclosure Update and Simplification. The effective date for each amendment will be the date on which the SEC removes that related disclosure from its rules. However, if by June 30, 2027, the SEC has not removed the related disclosure from its regulations, the amendments will be removed from the Codification and not become effective. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.
In December 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures. The amendments are intended to improve reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the amendments enhance interim disclosure requirements, clarify circumstances in which an entity can disclose multiple segment measures of profit or loss, provide new segment disclosure requirements for entities with a single reportable segment and contain other disclosure requirements. The amendments in this ASU are effective for all fiscal years beginning after December 15, 2023 and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The amendments should be applied retrospectively to all prior periods presented in the financial statements. The Company adopted ASU 2023-07 for the year ended December 31, 2024 (see Note 17 - Segment Information).

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Expense Disaggregation Disclosures. The amendments in this ASU require disclosure of more information about certain expenses and costs and should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for fiscal periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
(v)Reclassifications
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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Corporate	$209,112	$199,621	$192,195
Small office home office (“SoHo”)	141,258	162,916	170,199
Other	12	25	28
Total revenues	$350,382	$362,562	$362,422

Timing of revenue recognition
Point in time	$1,064	$427	$557
Over time	349,318	362,135	361,865
Total revenues	$350,382	$362,562	$362,422
The Company has recorded $22.0 million and $23.6 million of revenue for the years ended December 31, 2024 and 2023, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.
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
Performance Obligations Satisfied Over Time
The Company’s business consists primarily of performance obligations that are satisfied over time based on the fact that the nature of the cloud-based services offered is subscription based where the customer simultaneously receives and consumes the benefit of the services provided regardless of whether the customer uses the services or not. Depending on the individual contracts with the customer, revenue for these services is recognized over the contract period when services are provided. The Company expects to recognize revenue for Corporate contracts typically in a range from month-to-month up to 36 months and recognize revenue for SoHo contracts in a range from month-to-month up to one year. Revenue from usage-based fees is recognized in proportion to the amount for which the Company has the right to invoice for services performed, which corresponds with the utilization of the services by the customer.
The Company has concluded that the best measure of progress toward the complete satisfaction of the performance obligations over time is a time-based measure. The Company recognizes revenue on a straight-line basis throughout the subscription period and believes that the method used is a faithful depiction of the transfer of goods and services.
Practical Expedients
Existence of a Significant Financing Component in a Contract
As a practical expedient, the Company has not assessed whether a contract has a significant financing component because the Company expects at contract inception that the period between payment by the customer and the transfer of promised goods or services by the Company to the customer will be one year or less. In addition, the Company has determined that the payment terms the Company provides to its customers are structured primarily for reasons other than the provision of finance to the Company. The Company typically charges an upfront subscription amount for services, or an amount for usage in arrears, or a combination thereof, as other payment terms would affect the nature of the risk assumed by the Company due to the costs of the customer acquisition and the highly competitive and commoditized nature of the business the Company operates.
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
The Consolidated Statements of Income since the date of acquisition reflect the results of operations of this 2022 acquisition. For the year ended December 31, 2022, this acquisition contributed $6.8 million to the Company’s revenues. Net income contributed by this acquisition was not separately identifiable due to the Company’s integration activities and is not material. Total consideration for this transaction was $12.2 million, net of cash acquired.
5.Fair Value Measurements
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $26.8 million and $72.1 million as of December 31, 2024 and 2023, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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

6.Property and Equipment
Property and equipment, stated at cost, at December 31, 2024 and 2023 consisted of the following (in thousands):

	2024	2023
Internal-use software development costs	$88,244	$51,396
Computers, software and equipment	18,616	21,701
Furniture and fixtures	882	887
Leasehold improvements	1,715	1,720
Internal-use software development costs in process	46,676	48,022
	156,133	123,726
Less: Accumulated depreciation and amortization	(56,057)	(42,530)
Total property and equipment, net	$100,076	$81,196
Depreciation and amortization expense was $16.8 million, $13.1 million and $10.6 million for the years ended December 31, 2024, 2023 and 2022, respectively.
7.Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the years ended December 31, 2024 and 2023 are as follows (in thousands):

Amount
Balance as of January 1, 2023	$346,585
Foreign exchange translation	2,237
Balance as of December 31, 2023	$348,822
Foreign exchange translation	(3,786)
Balance as of December 31, 2024	$345,036
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of December 31, 2024 and 2023 as follows (in thousands):

	2024	2023
Trade names	$27,316	$27,367
Other	4,045	4,045
Total	$31,361	$31,412

Intangible Assets Subject to Amortization:
As of December 31, 2024, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.2 years	$8,107	$7,826	$281
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.1 years	107,287	99,054	8,233
Other purchased intangibles	1.2 years	11,914	10,576	1,338
Total		$181,649	$171,797	$9,852
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
Expected amortization expenses for intangible assets subject to amortization at December 31, 2024 are as follows (in thousands):

Fiscal Year:	Amount
2025	$2,593
2026	2,089
2027	1,388
2028	986
2029	803
Thereafter	1,993
Total	$9,852
Amortization expense was $3.7 million, $4.3 million and $4.7 million for the years ended December 31, 2024, 2023 and 2022, respectively.

8.Long-Term Debt
Long-term debt as of December 31, 2024 and 2023 consists of the following (in thousands):

	2024	2023
2026 Senior Notes	$248,980	$280,014
2028 Senior Notes	349,137	462,414
Total	598,117	742,428
Less: deferred issuance costs	(5,135)	(8,448)
Total debt	592,982	733,980
Less: current portion, net of debt issuance costs	(18,902)	(8,575)
Total long-term debt, less current portion	$574,080	$725,405
As of December 31, 2024 and 2023, the estimated fair value of the 2026 Senior Notes (as defined below) was approximately $246.2 million and $266.0 million, respectively, and was based on quoted market prices or dealer quotes for the 2026 Senior Notes which are Level 1 inputs in the fair value hierarchy.
As of December 31, 2024 and 2023, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $346.1 million and $422.5 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes which are Level 1 inputs in the fair value hierarchy.
At December 31, 2024, future contractual principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2025 (1)	$890
2026	248,980
2027	—
2028	348,247
2029	—
Thereafter	—
Total	$598,117
(1) The Company has reclassified $0.9 million from the 2028 period into the 2025 period as debt repurchases were made subsequent to December 31, 2024, but prior to the filing of these financial statements (see Note 20 - Subsequent Events).
2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. Consensus received proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2024 and 2023. The 2026 Senior Notes bear interest at a rate of 6.0% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
The 2026 Senior Notes mature on October 15, 2026, and are senior unsecured obligations of the Company which are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries. If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2026 Senior Notes were issued (the “2026 Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2026 Senior Notes.

The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding the redemption date.
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2024.
The following table provides additional information related to our 2026 Senior Notes as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Principal amount of 2026 Senior Notes	$248,980	280,014
Less: Debt issuance costs	(1,536)	(2,612)
Net carrying amount of 2026 Senior Notes	$247,444	$277,402
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which are presented net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2024 and 2023. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.

The 2028 Senior Notes mature on October 15, 2028, and are senior unsecured obligations of the Company that are guaranteed, jointly and severally, on an unsecured basis by certain of the Company’s existing and future domestic direct and indirect wholly-owned subsidiaries. If Consensus Cloud Solutions, Inc. or any of its restricted subsidiaries acquires or creates a domestic restricted subsidiary, other than an Insignificant Subsidiary (as defined in the indenture pursuant to which the 2028 Senior Notes were issued (the “2028 Indenture”)), after the issue date, or any Insignificant Subsidiary ceases to fit within the definition of Insignificant Subsidiary, such restricted subsidiary is required to unconditionally guarantee, jointly and severally, on an unsecured basis, the Company’s obligations under the 2028 Senior Notes.
The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2024.

The following table provides additional information related to our 2028 Senior Notes as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Principal amount of 2028 Senior Notes	$349,137	$462,414
Less: Debt issuance costs	(3,599)	(5,836)
Net carrying amount of 2028 Senior Notes	$345,538	$456,578
Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of December 31, 2024, no amount had been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.
The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of December 31, 2024.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. During the years ended December 31, 2024 and 2023 the Company retired $144.3 million and $62.6 million, respectively, in principal of its senior notes under this program. Cumulatively as of December 31, 2024, $206.9 million in principal of the Company’s senior notes has been retired under this program. Refer to Note 20 - Subsequent Events for debt repurchases made subsequent to December 31, 2024, but prior to the filing of these financial statements. In connection with the Debt Repurchase Program, the Company reclassified $18.9 million and $8.6 million of long-term debt, net of current portion to the current portion of long-term debt as of December 31, 2024 and 2023, respectively, as the Company had the intention and cash on hand to extinguish the respective amounts of debt within twelve months of the end of the respective reporting periods.
For years ended December 31, 2024 and 2023, a gain on debt extinguishment of $6.6 million and $4.8 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Consolidated Statements of Income.
9.Leases
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
The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income, are as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Operating lease cost	$2,491	$2,663	$2,121
Short-term lease cost	182	1,671	1,656
Finance lease cost
Amortization of right-of-use assets	378	1,057	1,182
Total lease cost	$3,051	$5,391	$4,959
Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,281	$2,999	$2,784
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$1,304	$542	$1,316
Other supplemental operating lease information consists of the following:

	December 31, 2024	December 31, 2023
Operating leases:
Weighted average remaining lease term	5.6 years	6.7 years
Weighted average discount rate	4.9%	4.8%

Maturities of operating lease liabilities as of December 31, 2024 are as follows (in thousands):

Total
Fiscal Year:
2025	$2,989
2026	2,964
2027	2,916
2028	2,612
2029	2,691
Thereafter	2,864
Total lease payments	17,036
Less: Imputed interest	(2,868)
Present value of operating lease liabilities	$14,168
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
10.Commitments and Contingencies
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
Non-Income Related Taxes
The Company historically did not collect sales tax in states where it was not able to quantify the appropriate sales tax to be collected. In the year ended December 31, 2021, the Company developed a methodology to estimate the sales tax liability for the SoHo revenue stream. The Company also believed it was probable that a sales tax liability existed for its Corporate accounts; however, the sales tax liability for its Corporate customers was not estimable until the third quarter of 2022. Prior to the third quarter of 2022, the Company was unable to determine which of these customers were either exempt organizations or resellers and were thus exempt from sales tax.
In the third quarter of 2022, the Company completed an analysis of the pool of Corporate customers subject to sales tax in order to estimate the range of sales tax liability on its Corporate revenues. As a result, the Company recorded an accrual of $8.0 million during the quarter ended September 30, 2022. Additionally, the Company started sales tax collection on corporate sales in applicable states in August 2022 and on SoHo sales during 2024.
In the third quarter of 2022, the Company initiated a Voluntary Disclosure Agreement (“VDA”) process to voluntarily report its sales tax liability related to prior periods where the Company had previously not been able to estimate its exposure. The Company recorded an accrual as the exposure became probable and estimable. The VDA process was completed in the fourth quarter of 2023. While the Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, some state taxing authorities may still challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results.
The Company has recorded a sales tax expense within general and administrative expenses in the Consolidated Statements of Income of $1.0 million, $2.0 million and $9.4 million for the years ended December 31, 2024, 2023 and 2022, respectively.
The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business. The sales tax liability within accounts payable and accrued expenses on the Company’s Consolidated Balance Sheets was $5.9 million and $7.3 million as of December 31, 2024 and 2023, respectively.
11.Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Prepaid insurance	$2,601	$939
Prepaid income taxes	2,065	3,698
Prepaid marketing expense	3,365	—
Prepaid software licenses	4,346	3,232
Other prepaid expenses	3,389	1,799
Other current assets	292	523
Total	$16,059	$10,191
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2024 and 2023 (in thousands):

	2024	2023
Accounts payable	$7,383	$9,858
Accrued sales and other taxes	6,796	8,806
Accrued interest	7,939	9,885
Accrued compensation	10,425	4,337
Accrued advertising expenses	2,719	2,485
Other accrued expenses	1,216	1,135
Total	$36,477	$36,506

12.Income Taxes
Income from operations before income taxes for the years ended December 31, 2024, 2023 and 2022 was as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Domestic	$46,637	$30,998	$7,772
Foreign	75,608	72,166	91,141
Income before income taxes	$122,245	$103,164	$98,913
Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2024	2023	2022
Current:
Federal	$19,296	$17,330	$13,327
State	3,774	4,058	1,941
Foreign	7,261	1,945	12,669
Total current tax expense	30,331	23,333	27,937

Deferred:
Federal	(3,733)	(852)	(5,851)
State	2,364	(884)	(1,359)
Foreign	3,848	4,272	5,472
Total deferred tax expense (benefit)	2,479	2,536	(1,738)
Income tax expense	$32,810	$25,869	$26,199
A reconciliation of the statutory federal income tax rate with Consensus’ effective income tax rate is as follows:

	Years Ended December 31,
	2024	2023	2022
Statutory tax rate	21.0%	21.0%	21.0%
State income taxes, net	2.0	2.1	1.2
Foreign rate differential	(2.9)	(1.8)	(1.8)
Foreign income inclusion	5.1	7.9	6.3
Foreign tax credit	(3.3)	(5.7)	(3.6)
Reserve for uncertain tax positions	2.9	3.1	2.1
Valuation allowance	0.8	—	—
Impact on deferred taxes of enacted tax law and rate changes	0.3	(0.1)	0.1
Tax credits and incentives	(2.1)	(2.6)	(2.4)
Executive compensation	0.3	1.4	3.1
Return to provision adjustments	0.3	(0.9)	0.8
Other	2.4	0.7	(0.3)
Effective tax rates	26.8%	25.1%	26.5%
The effective tax rate for the years ended December 31, 2024, 2023, and 2022 differs from the federal statutory rate primarily due to the foreign income inclusion, an increase in the net reserve for uncertain tax positions, impact of jurisdictional mix of earnings, various tax credits and certain expenses not deductible for tax purposes.

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
Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2024	2023
Deferred tax assets:
Net operating loss carryforwards	$44	$56
Tax credit carryforwards	1,716	1,323
Accrued expenses	1,264	1,214
Allowance for bad debt	1,401	1,582
Share-based compensation expense	3,568	2,210
Basis difference in intangibles	9,259	15,657
Basis difference in developed software	2,772	1,907
Deferred revenue	918	940
Operating lease	3,550	3,734
State taxes	665	506
Section 163(j) interest limitation	7,820	7,279
Other	2,769	1,711
	35,746	38,119
Less: valuation allowance	(1,064)	(45)
Total deferred tax assets	$34,682	$38,074

Deferred tax liabilities:
Basis difference in property and equipment	$(132)	$(399)
ROU asset	(1,617)	(1,586)
Prepaid insurance	(1,757)	(1,344)
Other	(1,546)	(974)
Total deferred tax liabilities	(5,052)	(4,303)
Net deferred tax assets	$29,630	$33,771

Reported as:
Deferred income taxes (non-current assets)	$30,521	$34,869
Deferred income taxes (non-current liabilities)	891	1,098
Net deferred tax assets	$29,630	$33,771
The Company had approximately $29.6 million and $33.8 million in net deferred tax assets as of December 31, 2024 and 2023, respectively, related primarily to basis difference in intangibles and developed software and the Section 163(j) interest limitation. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As of December 31, 2024, the Company had a valuation allowance of $1.1 million against its foreign tax credit. As of December 31, 2023, the Company had a minimal amount of valuation allowance against its deferred tax assets of foreign net operating losses.
As of December 31, 2024 and 2023, the Company had interest expense limitation carryforward of $32.9 million and $30.4 million, respectively, which carries forward indefinitely.

As of December 31, 2024 and 2023, the Company had $1.7 million and $1.3 million foreign tax credit carryforward, respectively. If unused, these credits will begin to expire in 2031.
In addition, as of December 31, 2024 and 2023, the Company had state research and development tax credits of $1.7 million and $1.8 million, respectively, which can be carried forward indefinitely.
Federal and state laws can impose substantial restrictions on the utilization of tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that no significant limitation would be placed on the utilization of its tax credit carryforwards due to ownership changes.
The Company had approximately $273.0 million of undistributed earnings from foreign subsidiaries as of December 31, 2024. The Company considers earnings of $31.7 million of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. If the Company decides to repatriate these foreign earnings, the Company would need to adjust the income tax provision in the period in which it is determined that the earnings will no longer be indefinitely invested outside the United States.
Certain tax payments are prepaid during the year and are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company’s prepaid tax payments were $2.1 million and $3.7 million at December 31, 2024 and 2023, respectively (see Note 11 - Other Balance Sheet Account Details).
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
The aggregated changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2024, 2023 and 2022, is as follows (in thousands):

	Years Ended December 31,
	2024	2023	2022
Beginning balance	$8,487	$5,742	$3,735
Decreases related to tax positions taken during a prior year	—	—	(863)
Increases related to tax positions taken in the current year	2,796	2,745	2,870
Ending balance	$11,283	$8,487	$5,742
As of December 31, 2024, the total amount of unrecognized tax benefits, excluding interest and penalties, was $11.3 million, which, if recognized, would affect the Company’s effective tax rate. As of December 31, 2023, the total amount of unrecognized tax benefits, excluding interest and penalties, was $8.5 million, which, if recognized, would affect the Company’s effective tax rate. As of December 31, 2022, the total amount of unrecognized tax benefits, excluding interest and penalties, was $5.7 million, which, if recognized, would affect the Company’s effective tax rate.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2024 and 2023, the total amount of interest and penalties accrued was $2.0 million and $1.2 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2024, 2023 and 2022 of $0.8 million, $0.3 million and $0.1 million, respectively.
Uncertain income tax positions are reasonably possible to significantly change during the next 12 months as a result of completion of income tax audits and expiration of statutes of limitations. At this point, it is not possible to provide an estimate of the amount, if any, of significant changes in reserves for uncertain income tax positions as a result of the completion of income tax audits that are reasonably possible to occur in the next 12 months. In addition, the Company cannot currently estimate the amount of, if any, uncertain income tax positions which will be released in the next 12 months as a result of expiration of statutes of limitations.
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands, France and Hong Kong. As of December 31, 2024, the Company is not under audit in any jurisdiction that it operates within. With respect to these international subsidiaries, tax returns filed for the years from 2018 onwards are still open to examination by tax authorities.
13.Stockholders’ Deficit
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025, which was subsequently extended through February 2028 (see Note 20 - Subsequent Events). The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans and during the years ended December 31, 2024 and 2023, the Company repurchased 57,063 and 839,548 shares, respectively, at an aggregate cost of $1.0 million and $23.7 million (inclusive of excise tax of $0.2 million), respectively, under this program. Cumulatively as of December 31, 2024, 1,085,725 shares have been repurchased at an aggregate cost of $32.3 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2024, 2023 and 2022 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 122,406, 61,878 and 71,509 shares, respectively.
Refer to Note 14 - Equity Incentive and Employee Stock Purchase Plan, for shares of common stock issued in relation to the Company’s equity incentive plan.
Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to the approval of the Company’s Board of Directors. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 8 - Long-Term Debt).
14.Equity Incentive and Employee Stock Purchase Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and the Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (the “Purchase Plan”).
The 2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of December 31, 2024, 1,357,360 shares were available to be issued under the 2021 Plan.

Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are generally one year for awards to members of the Company’s Board of Directors, four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company granted 809,439, 567,218 and 216,959 restricted stock units during the years ended December 31, 2024, 2023 and 2022, respectively.
Restricted Stock and Restricted Stock Units with Market Conditions
The Company has awarded certain key employees market-based restricted stock and restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. Market conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period), based on the award agreement. Stock-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method unless the market condition has been met and the requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. During the years ended December 31, 2024, 2023 and 2022, the Company granted 190,749, 122,150 and 42,586 shares, respectively, of market-based restricted stock units. The per share weighted-average grant-date fair values of the market-based awards granted during the years ended December 31, 2024, 2023 and 2022 were $24.34, $23.69 and $55.47, respectively, as determined by the Monte Carlo valuation. Notwithstanding the valuation, for the underlying stock price assumption, all market-based stock awards utilize the market value at the close of business on the date the grant is awarded.
The Monte Carlo valuation model used to estimate the fair value of the market-based awards granted utilized the following weighted-average assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Underlying stock price at valuation date	$25.04	$25.00	$59.66
Expected volatility	63.9%	50.0%	43.8%
Risk-free interest rate	4.1%	4.2%	3.6%
Contractual term	8 years	8 years	8 years
Restricted stock activity for the years ended December 31, 2024, 2023 and 2022 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2022	65,235	$38.46
Granted	884	37.67
Vested	(30,703)	38.50
Canceled	—	—
Nonvested at December 31, 2022	35,416	38.42
Granted	—	—
Vested	(19,737)	37.77
Canceled	—	—
Nonvested at December 31, 2023	15,679	39.24
Granted	—	—
Vested	(9,225)	37.95
Canceled	(6,454)	41.07
Nonvested at December 31, 2024	—	$—

As of December 31, 2024, the Company had no unrecognized share-based compensation cost related to its restricted stock awards, as they have been fully expensed as of the end of the period.
Restricted stock unit activity for the years ended December 31, 2024, 2023 and 2022 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2022	1,013,097	$50.71
Granted	259,545	57.61
Vested	(165,494)	54.72
Canceled	(24,697)	56.20
Outstanding at December 31, 2022	1,082,451	51.63
Granted	689,368	27.21
Vested	(173,356)	55.96
Canceled	(37,906)	55.45
Outstanding at December 31, 2023	1,560,557	40.27
Granted	1,000,188	24.04
Vested	(383,225)	37.58
Canceled	(81,204)	34.41
Outstanding at December 31, 2024	2,096,316	$33.24
As of December 31, 2024, the Company had unrecognized share-based compensation cost related to its restricted stock units of $39.4 million, which is expected to be recognized over a weighted-average period of 2.7 years.
The Company recognized $1.9 million, $0.9 million and $1.3 million of tax benefits related to the share-based compensation costs for the years ended December 31, 2024, 2023 and 2022, respectively, related to the 2021 Plan.
Employee Stock Purchase Plan (“ESPP”)
In October of 2021, Consensus established the Purchase Plan, which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock on certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company on the first or last day of the offering period, with each offering period being six months.
The plan includes a provision which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and therefore, the Company is required to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. The Company uses an annualized dividend yield based upon the per share dividends declared by its Board of Directors. Estimated forfeiture rates were 5.93%, 7.69% and 6.73% as of December 31, 2024, 2023 and 2022, respectively.
During 2024, 2023 and 2022, 81,674, 56,663 and 32,096 Consensus shares were purchased under the Purchase Plan for a weighted average purchase price of $16.33, $24.45 and $40.39 per share, respectively. Cash received upon issuance of the Company’s common stock under the Purchase Plan was $1.3 million, $1.4 million and $1.3 million for the years ended December 31, 2024, 2023 and 2022, respectively. As of December 31, 2024, there are 819,146 shares available under the Purchase Plan for future issuance.

The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	December 31, 2024	December 31, 2023	December 31, 2022
Risk-free interest rate	4.44%	5.38%	4.54%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	49.53%	53.57%	48.19%
Weighted average volatility	49.53%	53.57%	48.19%
15.    Defined Contribution 401(k) Savings Plan
Consensus has a 401(k) Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Eligible U.S. employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2024, 2023 and 2022, the Company made contributions of $1.1 million, $1.1 million and $0.8 million, respectively, to this 401(k) Savings Plan.
16.Earnings Per Share
The components of basic and diluted earnings per share for the years ended December 31, 2024, 2023 and 2022 are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2024	2023	2022
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$89,435	$77,295	$72,714
Net income available to participating securities (1)	(9)	(59)	(143)
Net income available to common shareholders from operations	$89,426	$77,236	$72,571
Denominator:
Weighted-average outstanding shares of common stock	19,286,579	19,582,460	19,863,286
Dilutive effect of:
Equity incentive plans	94,227	13,970	75,351
Employee stock purchase plan	3,043	4,522	15,148
Common stock and common stock equivalents	19,383,849	19,600,952	19,953,785
Net income per share from operations:
Basic	$4.64	$3.94	$3.65
Diluted	$4.62	$3.94	$3.64
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the years ended December 31, 2024, 2023 and 2022, 1,144,088, 872,418 and 509,280 anti-dilutive shares were excluded from earnings per share calculation, respectively.

17.Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Years Ended December 31,
	2024	2023	2022

Revenues	$350,382	$362,562	$362,422
Less:
Salary and benefits	83,361	80,503	73,859
Marketing	20,544	34,825	39,330
Phone operations	16,003	17,989	18,695
Outside services	15,801	20,166	18,262
Depreciation and amortization	20,516	17,421	15,302
Other segment items (1)	44,757	44,429	45,056
Segment operating profit	149,400	147,229	151,918

Interest expense	(33,979)	(45,367)	(51,423)
Interest income	2,546	3,715	—
Other income (expense), net (2)	4,278	(2,413)	(1,582)
Segment earnings before income taxes	$122,245	$103,164	$98,913

Income tax expense	32,810	25,869	26,199
Segment net income	$89,435	$77,295	$72,714
(1) Other segment items includes: database hosting expenses, computer and related expenses, processing fees, bad debt expense, taxes and insurance expenses, office expenses, travel and entertainment expenses, other administrative expenses and miscellaneous expenses.
(2) Other income (expense), net includes: gain/loss on foreign currency exchange and miscellaneous income/expense
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Years Ended December 31,
	2024	2023	2022
Revenues:
United States	$276,472	$286,829	$286,044
Canada	53,449	52,216	49,392
Ireland	12,035	14,534	17,773
All other countries	8,426	8,983	9,213
Foreign countries	73,910	75,733	76,378
Total	$350,382	$362,562	$362,422

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	December 31, 2024	December 31, 2023
Long-lived assets:
United States	$106,244	$87,378
Canada	191	196
Ireland	155	250
All other countries	1	138
Foreign countries	347	584
Total	$106,591	$87,962
18.    Supplemental Cash Flows Information
Cash paid for interest on outstanding debt during the years ended December 31, 2024, 2023 and 2022 was $43.5 million, $51.4 million and $51.9 million, respectively.
The Company capitalized $2.9 million, $2.6 million and $1.4 million of interest expense within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2024, 2023 and 2022, respectively.
The Company capitalized $2.8 million, $1.9 million and $1.5 million of share-based compensation cost within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2024, 2023 and 2022, respectively.
Cash paid for income taxes net of refunds received was $26.4 million, $16.6 million and $36.5 million during the years ended December 31, 2024, 2023 and 2022, respectively.
19.Accumulated Other Comprehensive Loss
The following table summarizes the changes in accumulated other comprehensive loss, which solely comprises of foreign currency translation adjustments, for the years ended December 31, 2024, 2023 and 2022 (in thousands):

Foreign Currency Translation
Balance as of January 1, 2022	$(16,857)
Other comprehensive loss before reclassifications	(2,251)
Net current period other comprehensive loss	(2,251)
Balance as of December 31, 2022	$(19,108)
Other comprehensive income before reclassifications	5,931
Net current period other comprehensive income	5,931
Balance as of December 31, 2023	$(13,177)
Other comprehensive loss before reclassifications	(9,874)
Net current period other comprehensive loss	(9,874)
Balance as of December 31, 2024	$(23,051)
There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2024, 2023 and 2022.
20.Subsequent Events
In connection with the Company’s Debt Repurchase Program (see Note 8 - Long-Term Debt), the Company paid $0.9 million, which includes accrued interest, to repurchase $0.9 million in principal of its senior notes subsequent to year-end.

On February 19, 2025, the Company’s Board of Directors authorized and approved a three year extension of the ongoing share repurchase program for up to $100.0 million of the currently outstanding shares of the Company’s common stock originally approved by the Board of Directors on March 1, 2022 and set to expire in February 2025. Subject to any future extension in the discretion of the Company’s Board of Directors, the repurchase program is now scheduled to expire on the earlier of: i) in February 2028; ii) when a maximum of $100.0 million of the Company’s common stock has been repurchased or; iii) when such program is discontinued by the Company’s Board of Directors (see Note 13 - Stockholders' Deficit).
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2024, our disclosure controls and procedures were effective, at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting
Consensus’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Consensus. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that Consensus’ internal control over financial reporting was effective as of December 31, 2024. The effectiveness of our internal controls over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm and their opinion is stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2024 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(c)    Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2025 Proxy Statement”) for the 2025 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2024.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth in our 2025 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth in our 2025 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth in our 2025 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth in our 2025 Proxy Statement.

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
Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 2024

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
101*
The following financial information from Consensus Cloud Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2024, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2024 and December 31, 2023, (ii) Consolidated Statements of Income for the years ended December 31, 2024, 2023 and 2022, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2024, 2023 and 2022, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2024, 2023 and 2022, (v) Consolidated Statements of Stockholders’ Deficit for the years ended December 31, 2024, 2023 and 2022, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith † Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 19, 2025.

Consensus Cloud Services, Inc.

By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on February 19, 2025.

Signature	Title

/s/ R. SCOTT TURICCHI	Chief Executive Officer and Director
R. Scott Turicchi	(Principal Executive Officer)

/s/ JAMES C. MALONE	Chief Financial Officer
James C. Malone	(Principal Financial and Accounting Officer)

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ELAINE HEALY	Director
Elaine Healy

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ NATE SIMMONS	Director
Nate Simmons

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2024:
Allowance for doubtful accounts	$6,271	$5,104	$(5,601)	$5,774
Year Ended December 31, 2023:
Allowance for doubtful accounts	$4,681	$5,897	$(4,307)	$6,271
Year Ended December 31, 2022:
Allowance for doubtful accounts	$4,743	$1,157	$(1,219)	$4,681
(1)     Represents specific amounts written off that were considered to be uncollectible.