Form 10-Q
period 2025-03-31
Consensus Cloud Solutions, Inc.
filed 2025-05-08
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 2, 2025, there were approximately 19,540,937 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$53,399	$33,545
Accounts receivable, net of allowances of $5,564 and $5,774, respectively	26,712	24,921
Prepaid expenses and other current assets	11,350	16,059
Total current assets	91,461	74,525
Property and equipment, net	103,508	100,076
Operating lease right-of-use assets	6,126	6,515
Intangibles, net	40,560	41,213
Goodwill	347,411	345,036
Deferred income taxes	31,372	30,521
Other assets	9,209	4,315
TOTAL ASSETS	$629,647	$602,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$39,863	$36,477
Income taxes payable, current	3,328	1,068
Deferred revenue, current	21,719	20,714
Operating lease liabilities, current	2,309	2,150
Current portion of long-term debt	6,126	18,902
Total current liabilities	73,345	79,311
Long-term debt, net of current portion	577,590	574,080
Deferred revenue, noncurrent	1,825	1,913
Operating lease liabilities, noncurrent	11,471	12,018
Liability for uncertain tax positions	13,635	13,218
Deferred income taxes	908	891
Other long-term liabilities	231	233
TOTAL LIABILITIES	679,005	681,664
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,628,133 and 20,609,725 shares and total outstanding is 19,540,937 and 19,524,000 shares as of March 31, 2025 and December 31, 2024, respectively	206	206
Treasury stock, at cost (1,087,196 and 1,085,725 shares as of March 31, 2025 and December 31, 2024, respectively)	(32,347)	(32,313)
Additional paid-in capital	63,992	59,373
Accumulated deficit	(62,526)	(83,678)
Accumulated other comprehensive loss	(18,683)	(23,051)
TOTAL STOCKHOLDERS’ DEFICIT	(49,358)	(79,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$629,647	$602,201

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2025	2024
Revenues	$87,138	$88,146

Cost of revenues (1)	18,070	17,048
Gross profit	69,068	71,098
Operating expenses:
Sales and marketing (1)	12,788	12,558
Research, development and engineering (1)	1,712	1,905
General and administrative (1)	17,071	18,968
Total operating expenses	31,571	33,431
Income from operations	37,497	37,667
Interest expense	(8,976)	(6,199)
Interest income	451	923
Other (expense) income, net	(1,097)	3,902
Income before income taxes	27,875	36,293
Income tax expense	6,723	9,923
Net income	$21,152	$26,370

Net income per common share:
Basic	$1.08	$1.37
Diluted	$1.07	$1.37

Weighted average shares outstanding:
Basic	19,530,579	19,220,340
Diluted	19,690,822	19,233,736

(1) Includes share-based compensation expense as follows:
Cost of revenues	$476	$503
Sales and marketing	714	679
Research, development and engineering	105	95
General and administrative	2,969	3,173
Total	$4,264	$4,450

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024

Net income	$21,152	$26,370
Other comprehensive gain (loss):
Foreign currency translation adjustment	4,368	(6,314)
Other comprehensive gain (loss)	4,368	(6,314)
Comprehensive income	$25,520	$20,056

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2025	2024
Cash flows from operating activities:
Net income	$21,152	$26,370
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	5,178	4,767
Amortization of financing costs and discounts	420	479
Non-cash operating lease costs	394	370
Share-based compensation	4,264	4,450
Provision for doubtful accounts	1,417	875
Deferred income taxes, net	33	1,361
Loss (gain) on extinguishment of debt	77	(4,865)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(3,148)	(2,008)
Prepaid expenses and other current assets	4,710	378
Other assets	105	411
Increase (decrease) in:
Accounts payable and accrued expenses	3,276	9,111
Income taxes payable	2,215	2,373
Deferred revenue	829	430
Operating lease liabilities	(393)	(531)
Liability for uncertain tax positions	418	724
Other liabilities	(4)	(6)
Net cash provided by operating activities	40,943	44,689
Cash flows from investing activities:
Purchases of property and equipment	(7,196)	(8,923)
Purchase of investments	(5,000)	—
Net cash used in investing activities	(12,196)	(8,923)
Cash flows from financing activities:
Repurchase of common stock	(34)	(712)
Taxes paid related to net share settlement	(339)	(233)
Repurchase of debt	(9,749)	(57,884)
Net cash used in financing activities	(10,122)	(58,829)
Effect of exchange rate changes on cash and cash equivalents	1,229	(4,141)
Net change in cash and cash equivalents	19,854	(27,204)
Cash and cash equivalents at beginning of period	33,545	88,715
Cash and cash equivalents at end of period	$53,399	$61,511

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2024	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	26,370	—	26,370
Foreign currency translation adjustment	—	—	—	—	—	—	(6,314)	(6,314)
Vested restricted stock	33,447	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(15,340)	—	(233)	—	—	—	—	(233)
Repurchase of common stock	—	—	—	(42,962)	(712)	—	—	(712)
Share-based compensation	—	—	5,187	—	—	—	—	5,187
Balance, March 31, 2024	20,291,793	$203	$46,201	(1,071,624)	$(31,994)	$(146,743)	$(19,491)	$(151,824)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	21,152	—	21,152
Foreign currency translation adjustment	—	—	—	—	—	—	4,368	4,368
Vested restricted stock	31,885	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(13,477)	—	(339)	—	—	—	—	(339)
Repurchase of common stock	—	—	—	(1,471)	(34)	—	—	(34)
Share-based compensation	—	—	4,958	—	—	—	—	4,958
Balance, March 31, 2025	20,628,133	$206	$63,992	(1,087,196)	$(32,347)	$(62,526)	$(18,683)	$(49,358)

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation
The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves customers of all sizes, from enterprises to individuals, across the globe and multiple industry verticals including healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication, extraction and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

Principles of Consolidation
The accompanying interim condensed consolidated financial statements include the accounts of Consensus and its wholly-owned subsidiaries. All intercompany accounts and transactions have been eliminated in consolidation.
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2024, included in our Annual Report (Form 10-K) filed with the SEC on February 20, 2025. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2024.
Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business enterprises report information about reportable segments in their annual consolidated financial statements and requires that those entities report selected information about reportable segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker (“CODM”), who is our chief executive officer (“CEO”), for making operating and investment decisions and for assessing performance. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The CEO uses consolidated profit or loss from operations before interest and income taxes to allocate resources predominantly in the annual budget and forecasting process. The CEO considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CEO also uses consolidated profit or loss from operations before interest and income taxes and consolidated net income to assess performance. Accordingly, the Company has determined that it operates one reportable segment known as Cloud Fax (see Note 14 - Segment Information). The condensed consolidated financial statements and related disclosures reflect the segment operations of Cloud Fax.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this ASU should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.
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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues
Corporate	$54,289	$51,390
Small office home office (“SoHo”)	32,849	36,754
Other	—	2
Total	$87,138	$88,146

Timing of revenue recognition
Point in time	$643	$210
Over time	86,495	87,936
Total	$87,138	$88,146
The Company has recorded $9.5 million and $10.1 million of revenue for the three months ended March 31, 2025 and 2024, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $46.1 million and $26.8 million as of March 31, 2025 and December 31, 2024, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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
The carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) as of March 31, 2025 and December 31, 2024, was $8.0 million and $4.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the three months ended March 31, 2025 and 2024, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.
5.    Property and Equipment
Property and equipment, stated at cost, as of March 31, 2025 and December 31, 2024 consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Internal-use software development costs	$89,670	$88,244
Computers, software and equipment	18,779	18,616
Furniture and fixtures	885	882
Leasehold improvements	1,718	1,715
Internal-use software development costs in process	53,140	46,676
	164,192	156,133
Less: Accumulated depreciation and amortization	(60,684)	(56,057)
Total property and equipment, net	$103,508	$100,076

Depreciation and amortization expense was $4.5 million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively.

No impairment was recorded in the three months ended March 31, 2025 and 2024.

6.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the three months ended March 31, 2025 are as follows (in thousands):

Amount
Balance as of January 1, 2025	$345,036
Foreign exchange translation	2,375
Balance as of March 31, 2025	$347,411
As of March 31, 2025 the Company’s goodwill had no accumulated impairment.

Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of March 31, 2025 and December 31, 2024 as follows (in thousands):

	March 31, 2025	December 31, 2024
Trade names	$27,348	$27,316
Other	4,045	4,045
Total	$31,393	$31,361

Intangible Assets Subject to Amortization:
As of March 31, 2025, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.2 years	$8,165	$7,916	$249
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	2.0 years	108,016	100,310	7,706
Other purchased intangibles	1.1 years	11,920	10,708	1,212
Total		$182,442	$173,275	$9,167
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

Expected amortization expenses for intangible assets subject to amortization at March 31, 2025 are as follows (in thousands):

Fiscal Year:	Amount
2025 (remainder)	$1,888
2026	2,099
2027	1,399
2028	986
2029	803
Thereafter	1,992
Total	$9,167

Amortization expense was $0.7 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively.

No impairment of intangible assets was recorded in the three months ended March 31, 2025 and 2024.

7.    Long-Term Debt
Long-term debt as of March 31, 2025 and December 31, 2024 consists of the following (in thousands):

	March 31, 2025	December 31, 2024
2026 Senior Notes	$240,139	$248,980
2028 Senior Notes	348,247	349,137
Total	588,386	598,117
Less: deferred issuance costs	(4,670)	(5,135)
Total debt	583,716	592,982
Less: current portion, net of debt issuance costs	(6,126)	(18,902)
Total long-term debt, less current portion	$577,590	$574,080

As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2026 Senior Notes (as defined below) was approximately $239.2 million and $246.2 million, respectively.
As of March 31, 2025 and December 31, 2024, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $340.4 million and $346.1 million, respectively.
At March 31, 2025, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2025 (1) (remainder)	$6,000
2026	234,139
2027	—
2028	348,247
2029	—
Thereafter	—
Total	$588,386
(1) The Company has reclassified $6.0 million from the 2026 period into the 2025 period as debt repurchases were made subsequent to March 31, 2025 but prior to the filing of these financial statements (see Note 15 - Subsequent Event).

The Company capitalized $0.8 million and $0.7 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2025 and 2024, respectively.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), receiving net proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The 2026 Senior Notes bear interest at a rate of 6.0% per annum and mature on October 15, 2026. The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2026 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2025.

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2025.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2025, no amount had been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.
The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of March 31, 2025.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three months ended March 31, 2025 and 2024, the Company retired $9.7 million and $63.5 million, respectively, in principal of its senior notes. Refer to Note 15 - Subsequent Event for debt repurchases made subsequent to March 31, 2025 but prior to the filing of these financial statements. As of March 31, 2025, the Company had retired an aggregate of $216.6 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program, the Company reclassified $6.1 million and $18.9 million of long-term debt, net of current portion to the current portion of long-term debt as of March 31, 2025 and December 31, 2024, respectively, as the Company had the intention and cash on hand to extinguish the respective amounts of debt within twelve months of the end of the reporting periods.
For the three months ended March 31, 2025 and 2024, a net (loss) gain on debt extinguishment of $(0.1) million and $4.9 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.

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

9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Prepaid insurance	$1,839	$2,601
Prepaid income taxes	673	2,065
Prepaid marketing expense	—	3,365
Prepaid software licenses	4,812	4,346
Other prepaid expenses	3,778	3,389
Other current assets	248	293
Total	$11,350	$16,059

Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2025	December 31, 2024
Accounts payable	$6,509	$7,383
Accrued sales and other taxes	6,821	6,796
Accrued interest	17,000	7,939
Accrued compensation	5,023	10,425
Accrued advertising expenses	1,566	2,719
Other accrued expenses	2,944	1,215
Total	$39,863	$36,477
10.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2025 and 2024 was 24.1% and 27.3%, respectively. The decrease in the Company’s effective income tax rate for the three months ended March 31, 2025 was primarily due to a change in the geographical mix of income, a decreased impact of the valuation allowance on the quarter and a decrease in uncertain tax positions.

The Company’s effective tax rates for the three months ended March 31, 2025 and 2024 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.

As of March 31, 2025 and December 31, 2024, the Company had $13.6 million and $13.2 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

Income Tax Audits
The Company is required to file tax returns in the United States, Ireland, Canada, Japan, Netherlands and Hong Kong. As of March 31, 2025, the Company was not under audit in any jurisdiction that it operates within. In respect to these international subsidiaries, tax returns for the years from 2018 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended March 31, 2025, the Company repurchased 1,471 shares under this program for a minimal amount. During the three months ended March 31, 2024, the Company repurchased 42,962 shares under this program at an aggregate cost of $0.7 million. Cumulatively as of March 31, 2025, 1,087,196 shares have been repurchased under this program at an aggregate cost of $32.4 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 13,477 shares and 15,340 shares, respectively.

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

12.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).

2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of March 31, 2025, 1,374,900 shares were available to be used under the 2021 Plan.

Restricted stock unit activity for the three months ended March 31, 2025 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2025	2,096,316	$33.24
Granted	18,724	28.03
Vested	(31,885)	44.43
Canceled	(22,787)	29.29
Outstanding at March 31, 2025	2,060,368	$33.07

As of March 31, 2025, the Company had unrecognized share-based compensation cost related to its restricted stock units of $34.3 million, which is expected to be recognized over a weighted-average period of 2.5 years.

The Company capitalized $0.7 million of share-based compensation cost during both of the three months ended March 31, 2025 and 2024, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$21,152	$26,370
Net income available to participating securities (1)	—	(10)
Net income available to common shareholders from operations	$21,152	$26,360
Denominator:
Weighted-average outstanding shares of common stock	19,530,579	19,220,340
Dilutive effect of:
Equity incentive plans	155,786	4,582
Employee Stock Purchase Plan	4,457	8,814
Common stock and common stock equivalents	19,690,822	19,233,736
Net income per share from operations:
Basic	$1.08	$1.37
Diluted	$1.07	$1.37
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the three months ended March 31, 2025 and 2024, there were 982,400 and 1,406,900 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

14.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended March 31,
	2025	2024

Revenues	$87,138	$88,146
Less:
Salary and benefits	19,951	21,715
Marketing	5,032	4,460
Phone operations	4,235	4,044
Outside services	3,836	4,341
Depreciation and amortization	5,178	4,767
Other segment items (1)	11,409	11,152
Segment operating profit	37,497	37,667

Interest expense	(8,976)	(6,199)
Interest income	451	923
Other (expense) income, net (2)	(1,097)	3,902
Segment earnings before income taxes	27,875	36,293

Income tax expense	6,723	9,923
Segment net income	$21,152	$26,370
(1) Other segment items includes: database hosting expenses, computer and related expenses, processing fees, bad debt expense, taxes and insurance expenses, office expenses, travel and entertainment expenses, other administrative expenses and miscellaneous expenses.
(2) Other (expense) income, net includes: gain/loss on foreign currency exchange and miscellaneous income/expense.
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended March 31,
	2025	2024
Revenues:
United States	$68,756	$69,712
Canada	13,623	13,119
Ireland	2,702	3,174
All other countries	2,057	2,141
Foreign countries	18,382	18,434
Total	$87,138	$88,146

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	March 31, 2025	December 31, 2024
Long-lived assets:
United States	$109,324	$106,244
Canada	170	191
Ireland	139	155
All other countries	1	1
Foreign countries	310	347
Total	$109,634	$106,591

15.    Subsequent Event

In connection with the Company’s Debt Repurchase Program (see Note 7 - Long-Term Debt), the Company paid $6.0 million, which includes accrued interest, to repurchase $6.0 million in principal of its senior notes subsequent to the period ended March 31, 2025.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 790 thousand customers of all sizes, from enterprises to individuals, across approximately 45 countries and/or territories and multiple industry verticals including healthcare, government, financial services, law and education. Our top 10 customers represent approximately 9% of total revenues and approximately 74% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

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

The following table sets forth certain key performance metrics for our operations for the three months ended March 31, 2025 and 2024 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended March 31,
	2025	2024
Revenue
Corporate	$54,289	$51,390
SoHo	32,849	36,754
Total	87,138	88,144
Other revenues	—	2
Consolidated	$87,138	$88,146
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$306.54	$316.07
SoHo	$14.83	$14.95
Consolidated	$36.42	$33.63

Customer Accounts (1)
Corporate	60	55
SoHo	730	808
Consolidated	790	863

Paid Adds (3)
Corporate	5	4
SoHo	58	64
Consolidated	63	68

Monthly Churn % (4)
Corporate	2.49%	1.92%
SoHo	3.26%	3.42%
Consolidated	3.21%	3.32%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts.
(2)Represents a monthly ARPA for the quarter period, and is calculated as follows: Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the periods presented.
(4)Monthly churn represents paid monthly SoHo and Corporate customer accounts that were cancelled during each month of the quarter period, divided by the average number of customers during each month of the same quarter period, including the paid adds. The period measured is the quarter period and expressed as a monthly churn rate over the quarter period.

Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025. During the three months ended March 31, 2025, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2025 and 2024
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2025	2024
Revenues	$87,138	$88,146	(1)%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues decreased by $1.0 million or 1% for the three months ended March 31, 2025 over the prior year comparable period. The decrease was due to a decline of $3.9 million or 11% in our SoHo business, partially offset by an increase of $2.9 million or 6% in our Corporate business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2025	2024
Cost of revenues	$18,070	$17,048	6%
As a percent of revenue	21%	19%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

The increase in cost of revenues for the three months ended March 31, 2025 over the prior year comparable period was primarily due to increases of $0.8 million in network operations costs, $0.7 million in depreciation associated with platform development costs and $0.2 million in data transmission costs, partially offset by a decrease of $0.7 million in personnel-related expenses.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2025	2024
Sales and marketing	$12,788	$12,558	2%
As a percent of revenue	15%	14%

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

Sales and marketing for the three months ended March 31, 2025 remained consistent with the prior year comparable period.
Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2025	2024
Research, development and engineering	$1,712	$1,905	(10)%
As a percent of revenue	2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses.

The decrease in research, development and engineering for the three months ended March 31, 2025 over the prior year comparable period was primarily due to decreases of $0.1 million in personnel-related expenses and $0.1 million in computer related expenses.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2025	2024
General and administrative	$17,071	$18,968	(10)%
As a percent of revenue	20%	22%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The decrease in general and administrative expenses for the three months ended March 31, 2025 over the prior year comparable period was primarily due to decreases of $0.9 million in personnel-related expenses, $0.7 million in professional fees and $0.5 million in non-income related tax expenses.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024 (in thousands):

	Three Months Ended March 31,
	2025	2024
Cost of revenues	$476	$503
Operating expenses:
Sales and marketing	714	679
Research, development and engineering	105	95
General and administrative	2,969	3,173
Total	$4,264	$4,450
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $9.0 million and $6.2 million for the three months ended March 31, 2025 and 2024, respectively. During the three months ended March 31, 2025, interest expense increased by $2.8 million compared to the prior year comparable period. Interest expense increased due to a net loss on debt extinguishment of $(0.1 million) in the current period compared to a net gain on debt extinguishment of $4.9 million in the prior year comparable period. This increase to interest expense was partially offset by a favorable decrease of $2.2 million in interest expense as debt repurchases lowered our outstanding debt balance.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.5 million and $0.9 million for the three months ended March 31, 2025 and 2024, respectively. Interest income for the three months ended March 31, 2025 decreased compared to the prior year comparable period as the Company decreased its investment in money market funds in order to repurchase long-term debt.

Other (expense) income, net. Our other (expense) income, net is generated primarily from foreign currency and miscellaneous items. Other (expense) income, net was $(1.1) million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

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

The provision for income taxes was $6.7 million and $9.9 million for the three months ended March 31, 2025 and 2024, respectively.

Our effective tax rate was 24.1% and 27.3% for the three months ended March 31, 2025 and 2024, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2025 was primarily due to a change in the geographical mix of income, a decreased impact of the valuation allowance on the quarter and a decrease in uncertain tax positions.

Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2025, we had cash and cash equivalents of $53.4 million compared to $33.5 million as of December 31, 2024. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for debt repurchases, capitalized expenditures and investments. As of March 31, 2025, cash and cash equivalents held within domestic and foreign jurisdictions were $36.5 million and $16.9 million, respectively.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility will occur on March 4, 2027. As of March 31, 2025, no amount had been drawn down on the Credit Facility.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of March 31, 2025, we had outstanding $588.4 million in aggregate principal amount of indebtedness (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $16.4 million, which had a weighted average remaining lease term of 5.4 years. As of March 31, 2025, our liability for uncertain tax positions was $13.6 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures, stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of March 31, 2025, the Company had retired an aggregate of $216.6 million in principal of its senior notes under this program. In connection with the Company’s Debt Repurchase Program (see Note 7 - Long-Term Debt), the Company paid $6.0 million, which includes accrued interest, to repurchase $6.0 million in principal of its senior notes subsequent to the period ended March 31, 2025.

Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was able to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended March 31, 2025, the Company repurchased 1,471 shares under this program for a minimal amount. During the three months ended March 31, 2024, the Company repurchased 42,962 shares under this program at an aggregate cost of $0.7 million. Cumulatively as of March 31, 2025, 1,087,196 shares have been repurchased under this program at an aggregate cost of $32.4 million (inclusive of excise tax of $0.2 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 13,477 shares and 15,340 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $40.9 million and $44.7 million for the three months ended March 31, 2025 and 2024, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The decrease in our net cash provided by operating activities over the prior comparable period was primarily attributable to a decrease in net cash inflows resulting from changes in our working capital accounts as well as decreased income after excluding noncash items.

Net cash used in investing activities was $12.2 million and $8.9 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The increase in our net cash used in investing activities over the prior comparable period was primarily attributable to the purchase of investments in the current period.

Net cash used in financing activities was $10.1 million and $58.8 million for the three months ended March 31, 2025 and 2024, respectively. For the three months ended March 31, 2025 and 2024, net cash used in financing activities was primarily attributable to cash outlays the Company used to repurchase a portion of its outstanding senior notes debt facilities. The decrease in net cash used in financing activities over the prior comparable period was primarily attributable to a decrease in cash outflows related to the repurchase of our debt in the current period.

Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2025.

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of March 31, 2025 and December 31, 2024, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $53.4 million and $33.5 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
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

Foreign exchange (loss) gain was $(1.1) million and $3.9 million for the three months ended March 31, 2025 and 2024, respectively. The change in foreign exchange (loss) gain was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment gain (loss), included in other comprehensive income, was $4.4 million and $(6.3) million for the three months ended March 31, 2025 and 2024, respectively.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended March 31, 2025. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level.

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

(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II - Other Information

Item 1. Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2024.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Unregistered Sales of Equity Securities
None.

(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025, which was subsequently extended through February 2028. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 11 - Stockholders’ Deficit of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).
The following table summarizes the share repurchase activity for the three months ended March 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
January 1 - 31, 2025	—	$—	—	$67,887
February 1 - 28, 2025	1,471	22.97	1,471	67,853
March 1 - 31, 2025	—	—	—	67,853
	1,471		1,471	67,853
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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2025 and 2024, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three months ended March 31, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	May 7, 2025	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2025	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)