Form 10-Q
period 2025-06-30
Consensus Cloud Solutions, Inc.
filed 2025-08-07
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 4, 2025, there were approximately 18,977,018 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$57,894	$33,545
Accounts receivable, net of allowances of $4,837 and $5,774, respectively	24,829	24,921
Prepaid expenses and other current assets	9,701	16,059
Total current assets	92,424	74,525
Property and equipment, net	108,111	100,076
Operating lease right-of-use assets	5,736	6,515
Intangibles, net	40,021	41,213
Goodwill	352,743	345,036
Deferred income taxes	32,832	30,521
Other assets	9,651	4,315
TOTAL ASSETS	$641,518	$602,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$31,602	$36,477
Income taxes payable, current	6,653	1,068
Deferred revenue, current	21,399	20,714
Operating lease liabilities, current	2,282	2,150
Current portion of long-term debt	—	18,902
Total current liabilities	61,936	79,311
Long-term debt, net of current portion	578,155	574,080
Deferred revenue, noncurrent	1,738	1,913
Operating lease liabilities, noncurrent	10,913	12,018
Liability for uncertain tax positions	14,050	13,218
Deferred income taxes	985	891
Other long-term liabilities	220	233
TOTAL LIABILITIES	667,997	681,664
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,731,103 and 20,609,725 shares and total outstanding is 19,092,034 and 19,524,000 shares as of June 30, 2025 and December 31, 2024, respectively	207	206
Treasury stock, at cost (1,639,069 and 1,085,725 shares as of June 30, 2025 and December 31, 2024, respectively)	(44,887)	(32,313)
Additional paid-in capital	68,770	59,373
Accumulated deficit	(41,745)	(83,678)
Accumulated other comprehensive loss	(8,824)	(23,051)
TOTAL STOCKHOLDERS’ DEFICIT	(26,479)	(79,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$641,518	$602,201

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues	$87,721	$87,500	$174,859	$175,646

Cost of revenues (1)	17,624	17,122	35,694	34,170
Gross profit	70,097	70,378	139,165	141,476
Operating expenses:
Sales and marketing (1)	12,452	11,718	25,240	24,276
Research, development and engineering (1)	1,744	1,643	3,456	3,548
General and administrative (1)	16,852	17,136	33,923	36,104
Total operating expenses	31,048	30,497	62,619	63,928
Income from operations	39,049	39,881	76,546	77,548
Interest expense	(8,673)	(8,657)	(17,649)	(14,856)
Interest income	484	593	935	1,516
Other (expense) income, net	(2,316)	663	(3,413)	4,565
Income before income taxes	28,544	32,480	56,419	68,773
Income tax expense	7,763	8,606	14,486	18,529
Net income	$20,781	$23,874	$41,933	$50,244

Net income per common share:
Basic	$1.07	$1.24	$2.15	$2.61
Diluted	$1.07	$1.24	$2.14	$2.61

Weighted average shares outstanding:
Basic	19,437,315	19,249,116	19,483,689	19,234,728
Diluted	19,497,090	19,287,479	19,593,699	19,260,608

(1) Includes share-based compensation expense as follows:
Cost of revenues	$511	$481	$987	$984
Sales and marketing	702	585	1,416	1,264
Research, development and engineering	107	70	212	165
General and administrative	2,887	2,602	5,856	5,775
Total	$4,207	$3,738	$8,471	$8,188

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Net income	$20,781	$23,874	$41,933	$50,244
Other comprehensive gain (loss):
Foreign currency translation adjustment	9,859	(1,337)	14,227	(7,651)
Other comprehensive gain (loss)	9,859	(1,337)	14,227	(7,651)
Comprehensive income	$30,640	$22,537	$56,160	$42,593

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2025	2024
Cash flows from operating activities:
Net income	$41,933	$50,244
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	9,749	9,930
Amortization of financing costs and discounts	828	937
Non-cash operating lease costs	793	741
Share-based compensation	8,471	8,188
Provision for doubtful accounts	2,275	2,196
Deferred income taxes, net	556	1,233
Loss (gain) on extinguishment of debt	123	(6,555)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,019)	(2,057)
Prepaid expenses and other current assets	6,420	1,536
Other assets	158	753
Increase (decrease) in:
Accounts payable and accrued expenses	(5,703)	(1,329)
Income taxes payable	5,512	2,345
Deferred revenue	316	598
Operating lease liabilities	(986)	(1,133)
Liability for uncertain tax positions	832	1,439
Other liabilities	(16)	(12)
Net cash provided by operating activities	69,242	69,054
Cash flows from investing activities:
Purchases of property and equipment	(15,150)	(17,479)
Purchase of investments	(5,000)	—
Net cash used in investing activities	(20,150)	(17,479)
Cash flows from financing activities:
Proceeds from the issuance of common stock under employee stock purchase plan	694	747
Repurchase of common stock	(12,344)	(708)
Taxes paid related to net share settlement	(1,174)	(615)
Repurchase of debt	(15,764)	(85,525)
Net cash used in financing activities	(28,588)	(86,101)
Effect of exchange rate changes on cash and cash equivalents	3,845	(4,988)
Net change in cash and cash equivalents	24,349	(39,514)
Cash and cash equivalents at beginning of period	33,545	88,715
Cash and cash equivalents at end of period	$57,894	$49,201

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, April 1, 2024	20,291,793	$203	$46,201	(1,071,624)	$(31,994)	$(146,743)	$(19,491)	$(151,824)
Net income	—	—	—	—	—	23,874	—	23,874
Foreign currency translation adjustment	—	—	—	—	—	—	(1,337)	(1,337)
Vested restricted stock	52,548	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(21,567)	—	(382)	—	—	—	—	(382)
Repurchase of common stock	—	—	—	—	4	—	—	4
Share-based compensation	—	—	4,478	—	—	—	—	4,478
Issuance of shares under ESPP	45,420	—	747	—	—	—	—	747
Balance, June 30, 2024	20,368,194	$204	$51,043	(1,071,624)	$(31,990)	$(122,869)	$(20,828)	$(124,440)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, April 1, 2025	20,628,133	$206	$63,992	(1,087,196)	$(32,347)	$(62,526)	$(18,683)	$(49,358)
Net income	—	—	—	—	—	20,781	—	20,781
Foreign currency translation adjustment	—	—	—	—	—	—	9,859	9,859
Vested restricted stock	105,581	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(37,568)	—	(835)	—	—	—	—	(835)
Repurchase of common stock	—	—	—	(551,873)	(12,540)	—	—	(12,540)
Share-based compensation	—	—	4,920	—	—	—	—	4,920
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, June 30, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2024	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	50,244	—	50,244
Foreign currency translation adjustment	—	—	—	—	—	—	(7,651)	(7,651)
Vested restricted stock	85,995	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(36,907)	—	(615)	—	—	—	—	(615)
Repurchase of common stock	—	—	—	(42,962)	(708)	—	—	(708)
Share-based compensation	—	—	9,665	—	—	—	—	9,665
Issuance of shares under ESPP	45,420	—	747	—	—	—	—	747
Balance, June 30, 2024	20,368,194	$204	$51,043	(1,071,624)	$(31,990)	$(122,869)	$(20,828)	$(124,440)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	41,933	—	41,933
Foreign currency translation adjustment	—	—	—	—	—	—	14,227	14,227
Vested restricted stock	137,466	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(51,045)	—	(1,174)	—	—	—	—	(1,174)
Repurchase of common stock	—	—	—	(553,344)	(12,574)	—	—	(12,574)
Share-based compensation	—	—	9,878	—	—	—	—	9,878
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, June 30, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.    Basis of Presentation
The Company
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves customers of all sizes, from enterprises to individuals, across the globe and multiple industry verticals including, but not limited to, healthcare, government, financial services, law and education. Beginning as an online fax company over two decades ago, Consensus has evolved into a global provider of enterprise secure communication solutions. Our communication, extraction and digital signature solutions enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this ASU should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. ASU 2023-09 is expected to impact the Company's income tax disclosures beginning with the consolidated financial statements included in the annual report on Form 10-K for the fiscal year ending December 31, 2025, but will have no impact on the Company's results of operations, cash flows, or financial condition.
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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues
Corporate	$55,302	$51,720	$109,591	$103,110
Small office home office (“SoHo”)	32,414	35,779	65,263	72,533
Other	5	1	5	3
Total	$87,721	$87,500	$174,859	$175,646

Timing of revenue recognition
Point in time	$572	$238	$1,215	$448
Over time	87,149	87,262	173,644	175,198
Total	$87,721	$87,500	$174,859	$175,646
The Company has recorded $4.1 million and $4.4 million of revenue for the three months ended June 30, 2025 and 2024, respectively, and $13.7 million and $14.5 million of revenue for the six months ended June 30, 2025 and 2024, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.
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
Costs to Obtain a Contract
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $50.6 million and $26.8 million as of June 30, 2025 and December 31, 2024, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.

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
The carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) as of June 30, 2025 and December 31, 2024, was $8.0 million and $4.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the three and six months ended June 30, 2025 and 2024, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.
5.    Property and Equipment
Property and equipment, stated at cost, as of June 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Internal-use software development costs	$91,047	$88,244
Computers, software and equipment	19,091	18,616
Furniture and fixtures	891	882
Leasehold improvements	1,724	1,715
Internal-use software development costs in process	60,296	46,676
	173,049	156,133
Less: Accumulated depreciation and amortization	(64,938)	(56,057)
Total property and equipment, net	$108,111	$100,076

Depreciation and amortization expense was $3.9 million and $4.2 million for the three months ended June 30, 2025 and 2024, respectively, and $8.4 million and $8.1 million for the six months ended June 30, 2025 and 2024, respectively.

No impairment was recorded in the three and six months ended June 30, 2025 and 2024.

6.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the six months ended June 30, 2025 are as follows (in thousands):

Amount
Balance as of January 1, 2025	$345,036
Foreign exchange translation	7,707
Balance as of June 30, 2025	$352,743
As of June 30, 2025 the Company’s goodwill had no accumulated impairment.

Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of June 30, 2025 and December 31, 2024 as follows (in thousands):

	June 30, 2025	December 31, 2024
Trade names	$27,420	$27,316
Other	4,045	4,045
Total	$31,465	$31,361

Intangible Assets Subject to Amortization:
As of June 30, 2025, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.2 years	$8,295	$8,079	$216
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.8 years	109,606	102,440	7,166
Other purchased intangibles	1.1 years	11,926	10,752	1,174
Total		$184,168	$175,612	$8,556
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

Expected amortization expenses for intangible assets subject to amortization at June 30, 2025 are as follows (in thousands):

Fiscal Year:	Amount
2025 (remainder)	$1,263
2026	2,104
2027	1,407
2028	986
2029	803
Thereafter	1,993
Total	$8,556

Amortization expense was $0.6 million and $0.9 million for the three months ended June 30, 2025 and 2024, respectively, and $1.3 million and $1.8 million for the six months ended June 30, 2025 and 2024, respectively.

No impairment of intangible assets was recorded in the three and six months ended June 30, 2025 and 2024.

7.    Long-Term Debt
Long-term debt as of June 30, 2025 and December 31, 2024 consists of the following (in thousands):

	June 30, 2025	December 31, 2024
2026 Senior Notes	$234,139	$248,980
2028 Senior Notes	348,247	349,137
Total	582,386	598,117
Less: deferred issuance costs	(4,231)	(5,135)
Total debt	578,155	592,982
Less: current portion, net of debt issuance costs	—	(18,902)
Total long-term debt, less current portion	$578,155	$574,080

As of June 30, 2025 and December 31, 2024, the estimated fair value of the 2026 Senior Notes (as defined below) was approximately $233.0 million and $246.2 million, respectively.
As of June 30, 2025 and December 31, 2024, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $346.5 million and $346.1 million, respectively.
At June 30, 2025, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2025 (remainder)	$—
2026	234,139
2027	—
2028	348,247
2029	—
Thereafter	—
Total	$582,386

The Company capitalized $1.0 million and $0.7 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended June 30, 2025 and 2024, respectively, and $1.8 million and $1.4 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the six months ended June 30, 2025 and 2024, respectively.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), receiving net proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The 2026 Senior Notes bear interest at a rate of 6.0% per annum and mature on October 15, 2026. The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2026 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2025.

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2025.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility was scheduled to occur on March 4, 2027. As of June 30, 2025, no amount had been drawn down on the Credit Facility. The Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of Consensus, and secured by substantially all assets of Consensus and the guarantors. The loans made under the Credit Facility are subject to a Secured Overnight Financing Rate (“SOFR”) base interest rate plus a SOFR margin between 1.75% - 2.50%, with stepdowns subject to the total net leverage ratio.
The Credit Facility is subject to a total net leverage ratio covenant and a minimum EBITDA requirement, in each case tested on a quarterly basis. The Credit Agreement contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Unsecured indebtedness may be incurred, assets may be disposed of, restricted payments may be made and investments may be made, in each case subject to compliance with the Company’s financial covenants. The Company is in compliance with its covenants as of June 30, 2025. Subsequent to the period ended June 30, 2025 this Credit Facility was retired with no balance (see Note 15 - Subsequent Events).
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three and six months ended June 30, 2025, the Company retired $6.0 million and $15.7 million, respectively, in principal of its senior notes. During the three and six months ended June 30, 2024, the Company retired

$29.7 million and $93.1 million, respectively, in principal of its senior notes. As of June 30, 2025, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program, the Company reclassified zero and $18.9 million of long-term debt, net of current portion to the current portion of long-term debt as of June 30, 2025 and December 31, 2024, respectively, as the Company had the intention and cash on hand to extinguish the respective amounts of debt within twelve months of the end of the reporting periods.
For the three and six months ended June 30, 2025, a net loss on debt extinguishment of zero and $0.1 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income. For the three and six months ended June 30, 2024, a net gain on debt extinguishment of $1.7 million and $6.6 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.

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

Non-Income Related Taxes

The Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, although some state taxing authorities may challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results. The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business.

9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Prepaid insurance	$1,204	$2,601
Prepaid income taxes	1,360	2,065
Prepaid marketing expense	—	3,365
Prepaid software licenses	3,657	4,346
Other prepaid expenses	3,266	3,389
Other current assets	214	293
Total	$9,701	$16,059

Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2025	December 31, 2024
Accounts payable	$5,991	$7,383
Accrued sales and other taxes	7,042	6,796
Accrued interest	7,638	7,939
Accrued compensation	6,102	10,425
Accrued advertising expenses	1,643	2,719
Other accrued expenses	3,186	1,215
Total	$31,602	$36,477
10.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended June 30, 2025 and 2024 was 27.2% and 26.5%, respectively. The Company’s effective tax rate for the six months ended June 30, 2025 and 2024 was 25.7% and 26.9%, respectively. The increase in the Company’s effective income tax rate for the three months ended June 30, 2025 was primarily due to a change in the geographical mix of income, a decreased impact of the valuation allowance on the quarter, a decrease in uncertain tax positions and an increase in the officer’s compensation limitation. The decrease in the Company’s effective income tax rate for the six months ended June 30, 2025 was primarily due to a decreased impact of the valuation allowance and a decrease in uncertain tax positions.

The Company’s effective tax rates for the three and six months ended June 30, 2025 and 2024 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.

As of June 30, 2025 and December 31, 2024, the Company had $14.1 million and $13.2 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The Company is still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.

Income Tax Audits
The Company is required to file tax returns in the United States, Ireland, Canada, Japan, Netherlands and Hong Kong. As of June 30, 2025, the Company was not under audit in any jurisdiction that it operates within. In respect to these international subsidiaries, tax returns for the years from 2018 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended June 30, 2025, the Company repurchased 551,873 shares under this program at an aggregate cost of $12.5 million (inclusive of excise tax of $0.1 million). There were no shares repurchased during the three months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the Company repurchased 553,344 and 42,962 shares, respectively, under this program at an aggregate cost of $12.6 million (inclusive of excise tax of $0.1 million) and $0.7 million, respectively. Cumulatively as of June 30, 2025, 1,639,069 shares have been repurchased under this program at an aggregate cost of $44.9 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 37,568 shares and 21,567 shares, respectively. During the six months ended June 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 51,045 shares and 36,907 shares, respectively.

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

12.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).

2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of June 30, 2025, 1,397,224 shares were available to be used under the 2021 Plan.

Restricted stock unit activity for the six months ended June 30, 2025 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2025	2,096,316	$33.24
Granted	46,601	24.24
Vested	(137,466)	41.24
Canceled	(35,420)	27.95
Outstanding at June 30, 2025	1,970,031	$32.57

As of June 30, 2025, the Company had unrecognized share-based compensation cost related to its restricted stock units of $29.6 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company capitalized $0.7 million and $0.7 million of share-based compensation cost during the three months ended June 30, 2025 and 2024, respectively, and $1.4 million and $1.5 million during the six months ended June 30, 2025 and 2024, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.
13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$20,781	$23,874	$41,933	$50,244
Net income available to participating securities (1)	—	—	—	(10)
Net income available to common shareholders from operations	$20,781	$23,874	$41,933	$50,234
Denominator:
Weighted-average outstanding shares of common stock	19,437,315	19,249,116	19,483,689	19,234,728
Dilutive effect of:
Equity incentive plans	59,775	38,363	107,781	21,473
Employee Stock Purchase Plan	—	—	2,229	4,407
Common stock and common stock equivalents	19,497,090	19,287,479	19,593,699	19,260,608
Net income per share from operations:
Basic	$1.07	$1.24	$2.15	$2.61
Diluted	$1.07	$1.24	$2.14	$2.61
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the three months ended June 30, 2025 and 2024, there were 1,017,505 and 1,405,780 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the six months ended June 30, 2025 and 2024, there were 994,209 and 1,397,512 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

14.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024

Revenues	$87,721	$87,500	$174,859	$175,646
Less:
Salary and benefits	20,630	19,237	40,581	40,952
Marketing	4,896	4,517	9,928	8,977
Phone operations	4,190	3,939	8,425	7,983
Outside services	3,327	3,169	7,163	7,510
Depreciation and amortization	4,571	5,163	9,749	9,930
Other segment items (1)	11,058	11,594	22,467	22,746
Segment operating profit	39,049	39,881	76,546	77,548

Interest expense	(8,673)	(8,657)	(17,649)	(14,856)
Interest income	484	593	935	1,516
Other (expense) income, net (2)	(2,316)	663	(3,413)	4,565
Segment earnings before income taxes	28,544	32,480	56,419	68,773

Income tax expense	7,763	8,606	14,486	18,529
Segment net income	$20,781	$23,874	$41,933	$50,244
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenues:
United States	$68,620	$69,199	$137,376	$138,911
Canada	14,113	13,254	27,736	26,373
Ireland	2,775	3,037	5,477	6,211
All other countries	2,213	2,010	4,270	4,151
Foreign countries	19,101	18,301	37,483	36,735
Total	$87,721	$87,500	$174,859	$175,646

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	June 30, 2025	December 31, 2024
Long-lived assets:
United States	$113,560	$106,244
Canada	148	191
Ireland	136	155
All other countries	3	1
Foreign countries	287	347
Total	$113,847	$106,591

15.    Subsequent Events

In connection with the Company’s share buyback program (see Note 11 - Stockholders’ Deficit) the Company repurchased 115,652 shares under this program for $2.6 million subsequent to the period ended June 30, 2025.

On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”). Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The final maturity of the 2025 Credit Facility will occur on July 10, 2028, subject to limited customary accelerators. Subject to the terms and conditions of the 2025 Credit Agreement, the Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. The Company may borrow under the DDTL Facility until October 15, 2026, but amounts that are prepaid or repaid may not be reborrowed. Voluntary prepayments of loans and voluntary reductions of unused commitments under the 2025 Credit Agreement are permissible without penalty (other than customary interest breakage charges). As of the date these condensed consolidated financial statements were issued, no amount has been drawn down on the 2025 Credit Facility. The 2025 Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of the Company, and secured by substantially all assets of the Company and the guarantors, subject to other customary exceptions. The interest rate applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the SOFR plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans). In connection with entering into the 2025 Credit Facility, the Company’s existing senior secured revolving credit facility agented by U.S. Bank National Association (as successor-in-interest to MUFG Bank, N.A.) was retired with no balance (see Note 7 - Long-Term Debt).

The 2025 Credit Facility is subject to a maximum total net leverage ratio covenant and a minimum fixed charges coverage ratio covenant, in each case tested on a quarterly basis. The 2025 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (including certain voluntary payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, recent global conflicts, inflationary pressures, elevated interest rates, new or additional tariffs or other trade restrictions, and the prospect of a U.S. federal government shutdown, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 745 thousand customers of all sizes, from enterprises to individuals, across approximately 44 countries and/or territories and multiple industry verticals including, but not limited to, healthcare, government, financial services, law and education. Our top 10 customers represent approximately 9% of total revenues and approximately 75% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

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

The following table sets forth certain key performance metrics for our operations for the three and six months ended June 30, 2025 and 2024 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Revenue
Corporate	$55,302	$51,720	$109,591	$103,110
SoHo	32,414	35,779	65,263	72,533
Total	87,716	87,499	174,854	175,643
Other revenues	5	1	5	3
Consolidated	$87,721	$87,500	$174,859	$175,646
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$301.29	$310.18	$300.99	$313.13
SoHo	$15.62	$15.45	$15.51	$15.41
Consolidated	$38.82	$35.24	$38.24	$34.87

Customer Accounts (1)
Corporate	63	56	63	56
SoHo	682	760	682	760
Consolidated	745	816	745	816

Paid Adds (3)
Corporate	8	4	12	9
SoHo	62	61	120	123
Consolidated	70	65	132	132

Monthly Churn % (4)
Corporate	2.86%	2.29%	2.68%	2.10%
SoHo	3.84%	3.55%	3.68%	3.57%
Consolidated	3.76%	3.46%	3.60%	3.48%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts. In the current period, we eliminated dormant accounts not contributing to revenue from the number of SoHo customer accounts. The prior year period has been revised for consistency with the current year, and all metrics calculated based on the number of customer accounts (including ARPA and Monthly Churn %) are calculated based on the revised number. As a result of this change, the prior year period SoHo customer accounts decreased by 26 thousand.
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
(4)Monthly churn represents paid monthly SoHo and Corporate customer accounts that were cancelled during each month of the quarter or year-to-date period, divided by the average number of customers during each month of the same quarter or year-to-date period (including the paid adds). The period measured is the quarter or year-to-date period and expressed as a monthly churn rate over the respective period.
Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025. During the six months ended June 30, 2025, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2025 and 2024
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$87,721	$87,500	—%	$174,859	$175,646	—%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues increased by $0.2 million for the three months ended June 30, 2025 over the prior year comparable period. An increase of $3.6 million or 7% in our Corporate business was partially offset by a decline of $3.4 million or 9% in our SoHo business.

Revenues decreased by $0.8 million for the six months ended June 30, 2025 over the prior year comparable period. The decrease was due to a decline of $7.3 million or 10% in our SoHo business, partially offset by an increase of $6.5 million or 6% in our Corporate business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024		2025	2024
Cost of revenues	$17,624	$17,122	3%	$35,694	$34,170	4%
As a percent of revenue	20%	20%		20%	19%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

The increase in cost of revenues of $0.5 million for the three months ended June 30, 2025 over the prior year comparable period was primarily due to increases of $0.5 million in network operations costs and $0.3 million in personnel-related expenses, partially offset by a decrease of $0.2 million in depreciation associated with platform development costs.

The increase in cost of revenues of $1.5 million for the six months ended June 30, 2025 over the prior year comparable period was primarily due to increases of $1.3 million in network operations costs, $0.5 million in depreciation associated with platform development costs and $0.4 million in data transmission costs, partially offset by a decrease of $0.4 million in personnel-related expenses.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024		2025	2024
Sales and marketing	$12,452	$11,718	6%	$25,240	$24,276	4%
As a percent of revenue	14%	13%		14%	14%

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

The increase in sales and marketing expenses of $0.7 million for the three months ended June 30, 2025 over the prior year comparable period was primarily due to increases of $0.4 million in third-party advertising spend and $0.2 million in personnel-related expenses.

The increase in sales and marketing expenses of $1.0 million for the six months ended June 30, 2025 over the prior year comparable period was primarily due to an increase of $1.0 million in third-party advertising spend.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024		2025	2024
Research, development and engineering	$1,744	$1,643	6%	$3,456	$3,548	(3)%
As a percent of revenue	2%	2%		2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses.

Research, development and engineering costs for the three and six months ended June 30, 2025 remained consistent with the prior year comparable periods.

General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2025	2024		2025	2024
General and administrative	$16,852	$17,136	(2)%	$33,923	$36,104	(6)%
As a percent of revenue	19%	20%		19%	21%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The decrease in general and administrative expenses of $0.3 million for the three months ended June 30, 2025 over the prior year comparable period was primarily due to decreases of $0.5 million in bad debt expense, $0.4 million in depreciation and amortization expense and $0.3 million in non-income related tax expenses, partially offset by increases of $0.5 million in personnel-related expenses and $0.2 million in computer and related equipment expenses.

The decrease in general and administrative expenses of $2.2 million for the six months ended June 30, 2025 over the prior year comparable period was primarily due to decreases of $0.9 million in non-income related tax expenses, $0.6 million in depreciation and amortization expense, $0.4 million in professional fees and $0.4 million in personnel-related expenses.
Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2025	2024	2025	2024
Cost of revenues	$511	$481	$987	$984
Operating expenses:
Sales and marketing	702	585	1,416	1,264
Research, development and engineering	107	70	212	165
General and administrative	2,887	2,602	5,856	5,775
Total	$4,207	$3,738	$8,471	$8,188
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $8.7 million for both the three months ended June 30, 2025 and 2024, and $17.6 million and $14.9 million for the six months ended June 30, 2025 and 2024, respectively. During the six months ended June 30, 2025, interest expense increased by $2.8 million compared to the prior year comparable period. Interest expense increased due to a net loss on debt extinguishment of $(0.1) million in the current period compared to a net gain on debt extinguishment of $6.6 million in the prior year comparable period. This increase to interest expense was partially offset by a favorable decrease of $3.9 million in interest expense as debt repurchases lowered our outstanding debt balance.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.5 million and $0.6 million for the three months ended June 30, 2025 and 2024, respectively, and $0.9 million and $1.5 million for the six months ended June 30, 2025 and 2024, respectively. Interest income for the three and six months ended June 30, 2025 decreased compared to the prior year comparable periods as we decreased our investment in money market funds, primarily, in order to repurchase common stock and long-term debt.

Other (expense) income, net. Our other (expense) income, net is generated primarily from foreign currency and miscellaneous items. Other (expense) income, net was $(2.3) million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively, and $(3.4) million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

Income Taxes
Significant judgment is required in determining our provision for income taxes and in evaluating our tax positions on a worldwide basis. We believe our tax positions, including intercompany transfer pricing policies, are consistent with the tax laws in the jurisdictions in which we conduct our business. Certain of these tax positions have in the past been challenged, and this may have a significant impact on our effective tax rate if our tax reserves are insufficient.

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

The provision for income taxes was $7.8 million and $8.6 million for the three months ended June 30, 2025 and 2024, respectively, and $14.5 million and $18.5 million for the six months ended June 30, 2025 and 2024, respectively.

Our effective tax rate was 27.2% and 26.5% for the three months ended June 30, 2025 and 2024, respectively, and 25.7% and 26.9% for the six months ended June 30, 2025 and 2024, respectively. The increase in our effective income tax rate for the three months ended June 30, 2025 was primarily due to a change in the geographical mix of income, a decreased impact of the valuation allowance on the quarter, a decrease in uncertain tax positions and an increase in the officer’s compensation limitation. The decrease in our effective income tax rate for the six months ended June 30, 2025 was primarily due to a decreased impact of the valuation allowance and a decrease in uncertain tax positions.
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. We are still in the process of evaluating the OBBBA and an estimate of the financial impact cannot be made at this time.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2025, we had cash and cash equivalents of $57.9 million compared to $33.5 million as of December 31, 2024. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for debt repurchases, capitalized expenditures, share repurchases and investments. As of June 30, 2025, cash and cash equivalents held within domestic and foreign jurisdictions were $30.7 million and $27.2 million, respectively.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement with certain lenders party thereto (collectively, the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility was scheduled to occur on March 4, 2027. As of June 30, 2025, no amount had been drawn down on the Credit Facility. Subsequent to the period ended June 30, 2025, this Credit Facility was retired with no balance. In July 2025, the Company entered into a new Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”) to provide the Company with a senior secured revolving credit facility of $75.0 million and a senior secured delayed-draw term loan facility of $150.0 million (see Note 15 - Subsequent Events of the Notes to the Condensed Consolidated Financial Statements).

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of June 30, 2025, we had $582.4 million in aggregate principal amount of indebtedness outstanding (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $15.6 million, which had a weighted average remaining lease term of 5.2 years. As of June 30, 2025, our liability for uncertain tax positions was $14.1 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures, stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the

Condensed Consolidated Statements of Income. As of June 30, 2025, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program.

Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended June 30, 2025, the Company repurchased 551,873 shares under this program at an aggregate cost of $12.5 million (inclusive of excise tax of $0.1 million). There were no shares repurchased during the three months ended June 30, 2024. During the six months ended June 30, 2025 and 2024, the Company repurchased 553,344 and 42,962 shares, respectively, under this program at an aggregate cost of $12.6 million (inclusive of excise tax of $0.1 million) and $0.7 million, respectively. Cumulatively as of June 30, 2025, 1,639,069 shares have been repurchased under this program at an aggregate cost of $44.9 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022. In connection with the Company’s share buyback program (see Note 11 - Stockholders’ Deficit) the Company repurchased 115,652 shares under this program for $2.6 million subsequent to the period ended June 30, 2025.

Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 37,568 shares and 21,567 shares, respectively. During the six months ended June 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 51,045 shares and 36,907 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $69.2 million and $69.1 million for the six months ended June 30, 2025 and 2024, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. Net cash provided by operating activities remained consistent with the prior year comparable period.

Net cash used in investing activities was $20.2 million and $17.5 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The increase in our net cash used in investing activities over the prior year comparable period was primarily attributable to the purchase of investments in the current period, partially offset by a decrease in capital expenditures during the current year period.

Net cash used in financing activities was $28.6 million and $86.1 million for the six months ended June 30, 2025 and 2024, respectively. For the six months ended June 30, 2025 and 2024, net cash used in financing activities is primarily attributable to our repurchases of debt and common stock. The decrease in net cash used in financing activities over the prior year comparable period was primarily attributable to a decrease in cash outflows related to the repurchase of our debt in the current period, partially offset by an increase in repurchases of our common stock in the current year period.

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

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of June 30, 2025 and December 31, 2024, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $57.9 million and $33.5 million, respectively. We do not have interest rate risk on our outstanding long-term debt as these arrangements have fixed interest rates.
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

Foreign exchange (loss) gain was $(2.3) million and $0.7 million for the three months ended June 30, 2025 and 2024, respectively. Foreign exchange (loss) gain was $(3.4) million and $4.6 million for the six months ended June 30, 2025 and 2024, respectively. The change in foreign exchange (loss) gain was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment gain (loss), included in other comprehensive income, was $9.9 million and $(1.3) million for the three months ended June 30, 2025 and 2024, respectively. Cumulative translation adjustment gain (loss), included in other comprehensive income, was $14.2 million and $(7.7) million for the six months ended June 30, 2025 and 2024, respectively.

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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended June 30, 2025. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level.

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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
None.

(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025, which was subsequently extended through February 2028. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 11 - Stockholders’ Deficit of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).
The following table summarizes the share repurchase activity for the three months ended June 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
April 1 - 30, 2025	—	$—	—	$67,853
May 1 - 31, 2025	221,816	22.56	221,816	62,849
June 1 - 30, 2025	330,057	22.51	330,057	55,419
	551,873		551,873	55,419
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

10.1*	Credit Agreement, dated as of July 9, 2025, by and between Consensus Cloud Solutions, Inc., the lenders party thereto, and U.S. Bank National Association, as agent.
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2025 and 2024, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three and six months ended June 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	August 7, 2025	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 7, 2025	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)