Form 10-Q
period 2025-09-30
Consensus Cloud Solutions, Inc.
filed 2025-11-05
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2025
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of October 31, 2025, there were approximately 19,005,775 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2025	December 31, 2024
ASSETS
Cash and cash equivalents	$97,649	$33,545
Accounts receivable, net of allowances of $4,143 and $5,774, respectively	24,175	24,921
Prepaid expenses and other current assets	6,409	16,059
Total current assets	128,233	74,525
Property and equipment, net	112,281	100,076
Operating lease right-of-use assets	5,678	6,515
Intangibles, net	39,389	41,213
Goodwill	352,729	345,036
Deferred income taxes	25,328	30,521
Other assets	11,336	4,315
TOTAL ASSETS	$674,974	$602,201

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Accounts payable and accrued expenses	$43,878	$36,477
Income taxes payable, current	2,577	1,068
Deferred revenue, current	20,669	20,714
Operating lease liabilities, current	2,570	2,150
Current portion of long-term debt	—	18,902
Total current liabilities	69,694	79,311
Long-term debt, net of current portion	578,573	574,080
Deferred revenue, noncurrent	1,652	1,913
Operating lease liabilities, noncurrent	10,365	12,018
Liability for uncertain tax positions	14,360	13,218
Deferred income taxes	2,756	891
Other long-term liabilities	207	233
TOTAL LIABILITIES	677,607	681,664
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 20,740,844 and 20,609,725 shares and total outstanding is 18,986,123 and 19,524,000 shares as of September 30, 2025 and December 31, 2024, respectively	207	206
Treasury stock, at cost (1,754,721 and 1,085,725 shares as of September 30, 2025 and December 31, 2024, respectively)	(47,476)	(32,313)
Additional paid-in capital	73,359	59,373
Accumulated deficit	(19,654)	(83,678)
Accumulated other comprehensive loss	(9,069)	(23,051)
TOTAL STOCKHOLDERS’ DEFICIT	(2,633)	(79,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$674,974	$602,201

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues	$87,767	$87,753	$262,626	$263,399

Cost of revenues (1)	17,520	17,658	53,214	51,828
Gross profit	70,247	70,095	209,412	211,571
Operating expenses:
Sales and marketing (1)	13,006	12,500	38,246	36,776
Research, development and engineering (1)	1,950	2,034	5,406	5,582
General and administrative (1)	17,361	17,136	51,284	53,240
Total operating expenses	32,317	31,670	94,936	95,598
Income from operations	37,930	38,425	114,476	115,973
Interest expense	(8,836)	(9,760)	(26,485)	(24,616)
Interest income	759	659	1,694	2,175
Other income (expense), net	128	(2,069)	(3,285)	2,496
Income before income taxes	29,981	27,255	86,400	96,028
Income tax expense	7,890	6,135	22,376	24,664
Net income	$22,091	$21,120	$64,024	$71,364

Net income per common share:
Basic	$1.16	$1.09	$3.31	$3.71
Diluted	$1.15	$1.09	$3.29	$3.69

Weighted average shares outstanding:
Basic	18,995,385	19,300,283	19,319,133	19,256,739
Diluted	19,253,566	19,442,130	19,478,533	19,321,274

(1) Includes share-based compensation expense as follows:
Cost of revenues	$467	$465	$1,454	$1,449
Sales and marketing	700	592	2,116	1,856
Research, development and engineering	108	95	320	260
General and administrative	2,691	2,270	8,547	8,045
Total	$3,966	$3,422	$12,437	$11,610

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Net income	$22,091	$21,120	$64,024	$71,364
Other comprehensive (loss) gain:
Foreign currency translation adjustment	(245)	6,091	13,982	(1,560)
Other comprehensive (loss) gain	(245)	6,091	13,982	(1,560)
Comprehensive income	$21,846	$27,211	$78,006	$69,804

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2025	2024
Cash flows from operating activities:
Net income	$64,024	$71,364
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	14,268	14,968
Amortization of financing costs and discounts	1,292	1,387
Non-cash operating lease costs	1,198	1,158
Share-based compensation	12,437	11,610
Provision for doubtful accounts	3,298	3,220
Deferred income taxes, net	9,814	1,255
Loss (gain) on extinguishment of debt	123	(6,667)
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,373)	(2,663)
Prepaid expenses and other current assets	9,833	759
Other assets	(474)	947
Increase (decrease) in:
Accounts payable and accrued expenses	6,988	11,265
Income taxes payable	1,380	2,544
Deferred revenue	(463)	(924)
Operating lease liabilities	(1,593)	(1,726)
Liability for uncertain tax positions	1,143	2,147
Other liabilities	(27)	(23)
Net cash provided by operating activities	120,868	110,621
Cash flows from investing activities:
Purchases of property and equipment	(22,335)	(25,460)
Purchase of investments	(5,000)	—
Net cash used in investing activities	(27,335)	(25,460)
Cash flows from financing activities:
Debt issuance costs	(1,673)	—
Proceeds from the issuance of common stock under employee stock purchase plan	694	747
Repurchase of common stock	(15,036)	(708)
Taxes paid related to net share settlement	(1,280)	(686)
Repurchase of debt	(15,764)	(116,162)
Net cash used in financing activities	(33,059)	(116,809)
Effect of exchange rate changes on cash and cash equivalents	3,630	(2,469)
Net change in cash and cash equivalents	64,104	(34,117)
Cash and cash equivalents at beginning of period	33,545	88,715
Cash and cash equivalents at end of period	$97,649	$54,598

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, July 1, 2024	20,368,194	$204	$51,043	(1,071,624)	$(31,990)	$(122,869)	$(20,828)	$(124,440)
Net income	—	—	—	—	—	21,120	—	21,120
Foreign currency translation adjustment	—	—	—	—	—	—	6,091	6,091
Vested restricted stock	10,917	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(3,489)	—	(71)	—	—	—	—	(71)
Repurchase of common stock	—	—	—	—	—	—	—	—
Share-based compensation	—	—	4,111	—	—	—	—	4,111
Balance, September 30, 2024	20,375,622	$204	$55,083	(1,071,624)	$(31,990)	$(101,749)	$(14,737)	$(93,189)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, July 1, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)
Net income	—	—	—	—	—	22,091	—	22,091
Foreign currency translation adjustment	—	—	—	—	—	—	(245)	(245)
Vested restricted stock	14,111	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(4,370)	(1)	(105)	—	—	—	—	(106)
Repurchase of common stock	—	—	—	(115,652)	(2,589)	—	—	(2,589)
Share-based compensation	—	—	4,695	—	—	—	—	4,695
Balance, September 30, 2025	20,740,844	$207	$73,359	(1,754,721)	$(47,476)	$(19,654)	$(9,069)	$(2,633)

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ DEFICIT
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2024	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	71,364	—	71,364
Foreign currency translation adjustment	—	—	—	—	—	—	(1,560)	(1,560)
Vested restricted stock	96,912	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(40,396)	—	(686)	—	—	—	—	(686)
Repurchase of common stock	—	—	—	(42,962)	(708)	—	—	(708)
Share-based compensation	—	—	13,776	—	—	—	—	13,776
Issuance of shares under ESPP	45,420	—	747	—	—	—	—	747
Balance, September 30, 2024	20,375,622	$204	$55,083	(1,071,624)	$(31,990)	$(101,749)	$(14,737)	$(93,189)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	64,024	—	64,024
Foreign currency translation adjustment	—	—	—	—	—	—	13,982	13,982
Vested restricted stock	151,577	2	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(55,415)	(1)	(1,279)	—	—	—	—	(1,280)
Repurchase of common stock	—	—	—	(668,996)	(15,163)	—	—	(15,163)
Share-based compensation	—	—	14,573	—	—	—	—	14,573
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, September 30, 2025	20,740,844	$207	$73,359	(1,754,721)	$(47,476)	$(19,654)	$(9,069)	$(2,633)

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
In November 2024, the FASB issued ASU No. 2024-03, Income Statement: Expense Disaggregation Disclosures. The amendments in this ASU require disclosure of more information about certain expenses and costs and should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2026. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets. The amendments in this ASU provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments in this ASU should be applied on a prospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In September 2025, the FASB issued ASU No. 2025-06, Intangibles - Goodwill and Other - Internal-Use Software (Subtopic 350-40): Targeted Improvements to the Accounting for Internal-Use Software. The amendments in this ASU modernize the recognition and disclosure framework for internal-use software costs by removing the previous “development stage” model and introducing a more judgment-based "probable-to-complete" approach. The amendments in this ASU should be applied on either a prospective, retrospective or modified transition approach basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2027, and for interim periods within those annual periods. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
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

Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues
Corporate	$56,299	$53,085	$165,890	$156,195
Small office home office (“SoHo”)	31,461	34,664	96,724	107,197
Other	7	4	12	7
Total	$87,767	$87,753	$262,626	$263,399

Timing of revenue recognition
Point in time	$580	$289	$1,795	$737
Over time	87,187	87,464	260,831	262,662
Total	$87,767	$87,753	$262,626	$263,399
The Company has recorded $3.6 million and $4.1 million of revenue for the three months ended September 30, 2025 and 2024, respectively, and $17.3 million and $18.6 million of revenue for the nine months ended September 30, 2025 and 2024, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $66.5 million and $26.8 million as of September 30, 2025 and December 31, 2024, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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
The carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) as of September 30, 2025 and December 31, 2024, was $8.0 million and $4.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. If the Company becomes aware of a significant decline in value that is other-than-temporary, the Company assesses whether an other-than-temporary impairment loss on an investment has occurred due to declines in fair value or other market conditions. The loss will be recorded in the period in which the Company identifies the decline. During the three and nine months ended September 30, 2025 and 2024, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.
5.    Property and Equipment
Property and equipment, stated at cost, as of September 30, 2025 and December 31, 2024 consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Internal-use software development costs	$94,702	$88,244
Computers, software and equipment	19,087	18,616
Furniture and fixtures	892	882
Leasehold improvements	1,724	1,715
Internal-use software development costs in process	64,697	46,676
	181,102	156,133
Less: Accumulated depreciation and amortization	(68,821)	(56,057)
Total property and equipment, net	$112,281	$100,076

Depreciation and amortization expense was $3.9 million and $4.1 million for the three months ended September 30, 2025 and 2024, respectively, and $12.3 million and $12.2 million for the nine months ended September 30, 2025 and 2024, respectively.

No impairment was recorded in the three and nine months ended September 30, 2025 and 2024.

6.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the nine months ended September 30, 2025 are as follows (in thousands):

Amount
Balance as of January 1, 2025	$345,036
Foreign exchange translation	7,693
Balance as of September 30, 2025	$352,729
As of September 30, 2025 the Company’s goodwill had no accumulated impairment.
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of September 30, 2025 and December 31, 2024 as follows (in thousands):

	September 30, 2025	December 31, 2024
Trade names	$27,420	$27,316
Other	4,045	4,045
Total	$31,465	$31,361

Intangible Assets Subject to Amortization:
As of September 30, 2025, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.2 years	$8,295	$8,111	$184
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.7 years	109,601	102,995	6,606
Other purchased intangibles	1.0 year	11,922	10,788	1,134
Total		$184,159	$176,235	$7,924
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

Expected amortization expenses for intangible assets subject to amortization at September 30, 2025 are as follows (in thousands):

Fiscal Year:	Amount
2025 (remainder)	$631
2026	2,104
2027	1,407
2028	986
2029	803
Thereafter	1,993
Total	$7,924
Amortization expense was $0.7 million and $1.0 million for the three months ended September 30, 2025 and 2024, respectively, and $2.0 million and $2.8 million for the nine months ended September 30, 2025 and 2024, respectively.

No impairment of intangible assets was recorded in the three and nine months ended September 30, 2025 and 2024.

7.    Long-Term Debt
Long-term debt as of September 30, 2025 and December 31, 2024 consists of the following (in thousands):

	September 30, 2025	December 31, 2024
2026 Senior Notes	$234,139	$248,980
2028 Senior Notes	348,247	349,137
Total	582,386	598,117
Less: deferred issuance costs	(3,813)	(5,135)
Total debt	578,573	592,982
Less: current portion, net of debt issuance costs	—	(18,902)
Total long-term debt, less current portion	$578,573	$574,080

As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2026 Senior Notes (as defined below) was approximately $233.8 million and $246.2 million, respectively.
As of September 30, 2025 and December 31, 2024, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $350.4 million and $346.1 million, respectively.
The Company capitalized $1.0 million and $0.7 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended September 30, 2025 and 2024, respectively, and $2.8 million and $2.1 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the nine months ended September 30, 2025 and 2024, respectively.

2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of senior notes due in 2026 (the “2026 Senior Notes”), receiving net proceeds of $301.2 million, after deducting the initial purchasers’ discounts, commissions and offering expenses. The 2026 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The 2026 Senior Notes bear interest at a rate of 6.0% per annum and mature on October 15, 2026. The Company may redeem some or all of the 2026 Senior Notes at any time on or after October 15, 2023 at specified redemption prices, plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2026 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2025. Subsequent to September 30, 2025, but prior to filing of these interim financial statements, the Company borrowed $200.0 million from the 2025 Credit Facility (as defined below) in order to fund the redemption of a portion of the outstanding 2026 Senior Notes (see Note 15 - Subsequent Events).

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.

The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2025.

Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the Credit Agreement, the Lenders have provided Consensus with a senior secured revolving credit facility of $25.0 million (the “Credit Facility”) with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the Credit Facility was scheduled to occur on March 4, 2027. On July 9, 2025 this Credit Facility was retired with no balance.
2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”). Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The final maturity of the 2025 Credit Facility will occur on July 10, 2028, subject to limited customary accelerators. The Company incurred debt issuance costs of $1.7 million associated with the 2025 Credit Agreement, of which $0.6 million and $1.1 million have been allocated to the Revolving Credit Facility and the DDTL Facility, respectively. The debt issuance costs are included within prepaid expenses and other current assets and other assets on the Company’s Condensed Consolidated Balance Sheets. Debt issuance costs attributable to the DDTL Facility are not amortized until the facility has been drawn upon. Subject to the terms and conditions of the 2025 Credit Agreement, the Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. The Company may borrow under the DDTL Facility until October 15, 2026, but amounts that are prepaid or repaid may not be reborrowed. Voluntary prepayments of loans and voluntary reductions of unused commitments under the 2025 Credit Agreement are permissible without penalty (other than customary interest breakage charges). Commencing with the first full fiscal quarter ending after the DDTL Facility is funded, the Company is required to make consecutive quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility. As of

September 30, 2025, no amount had been drawn from the 2025 Credit Facility. The 2025 Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of the Company and secured by substantially all assets of the Company and the guarantors, subject to other customary exceptions. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans).
The 2025 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (including certain voluntary payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets. Additionally, the 2025 Credit Facility is subject to a maximum total net leverage ratio covenant and a minimum fixed charges coverage ratio covenant, in each case tested on a quarterly basis. The Company is in compliance with its covenants as of September 30, 2025. Subsequent to September 30, 2025 but prior to filing of these interim financial statements, the Company borrowed $200.0 million from the 2025 Credit Facility in order to fund the redemption of a portion of its outstanding 2026 Senior Notes. This borrowing consisted of $50.0 million from the Revolving Credit Facility and $150.0 million from the DDTL Facility (see Note 15 - Subsequent Events).
As of September 30, 2025, including the impact of the subsequent events described above, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2025 (remainder)	$—
2026	41,639
2027	7,500
2028	533,247
2029	—
Thereafter	—
Total	$582,386

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three months ended September 30, 2025, the Company made no repurchases under this program. During the nine months ended September 30, 2025, the Company retired $15.7 million in principal of its senior notes under this program. During the three and nine months ended September 30, 2024, the Company retired $31.1 million and $124.2 million, respectively, in principal of its senior notes under this program. As of September 30, 2025, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program. In connection with the Debt Repurchase Program, the Company reclassified $18.9 million of long-term debt, net of current portion to the current portion of long-term debt as of December 31, 2024 as the Company had the intention and cash on hand to extinguish this amount of debt within twelve months of the end of the reporting period.
During the three months ended September 30, 2025, the Company recognized no debt extinguishment gain or loss. For the nine months ended September 30, 2025, a net loss on debt extinguishment of $0.1 million related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income. For the three and nine months ended September 30, 2024, a net gain on debt extinguishment of $0.1 million and $6.7 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.

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

Non-Income Related Taxes

The Company believes that it has sufficiently reserved for historical sales tax liabilities under FASB ASC Topic No. 450, Contingencies, although some state and local taxing authorities may challenge the Company’s sales tax position, the methodology used to calculate the sales tax liability, and may also impose other taxes on its business. Taxing authorities may successfully assert that the Company should have collected, or in the future should collect sales and use, telecommunications or similar taxes, and could be subject to liability with respect to past or future tax, which could adversely affect the Company’s operating results. The Company will continue to review and monitor the impact of sales tax rules in order to mitigate any associated risks on its business.

9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Prepaid insurance	$425	$2,601
Prepaid income taxes	184	2,065
Prepaid marketing expense	—	3,365
Prepaid software licenses	2,780	4,346
Other prepaid expenses	2,654	3,389
Other current assets	366	293
Total	$6,409	$16,059
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2025	December 31, 2024
Accounts payable	$6,649	$7,383
Accrued sales and other taxes	6,982	6,796
Accrued interest	16,885	7,939
Accrued compensation	8,119	10,425
Accrued advertising expenses	1,733	2,719
Other accrued expenses	3,510	1,215
Total	$43,878	$36,477

10.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2025 and 2024 was 26.3% and 22.5%, respectively. The Company’s effective tax rate for the nine months ended September 30, 2025 and 2024 was 25.9% and 25.7%, respectively. The increase in the Company’s effective income tax rate for the three months ended September 30, 2025 was primarily due to a change in the geographical mix of income, a decrease in uncertain tax positions and an increase in the officer’s compensation limitation. The Company’s effective income tax rate for the nine months ended September 30, 2025 was consistent with the prior year comparable period.

The Company’s effective tax rates for the three and nine months ended September 30, 2025 and 2024 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.

As of September 30, 2025 and December 31, 2024, the Company had $14.4 million and $13.2 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.

On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a significant impact on the Company’s effective tax rate for the quarter ended September 30, 2025 and the Company does not expect the OBBBA to have a significant impact on the effective tax rate for the year ended December 31, 2025.

Income Tax Audits
The Company is required to file tax returns in the United States, Ireland, Canada, Japan, Netherlands and Hong Kong. As of September 30, 2025, the Company was not under audit in any jurisdiction that it operates within. In respect to these international subsidiaries, tax returns for the years from 2018 onwards are still open to examination by tax authorities.

11.    Stockholders’ Deficit
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended September 30, 2025, the Company repurchased 115,652 shares under this program at an aggregate cost of $2.6 million. There were no shares repurchased during the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, the Company repurchased 668,996 and 42,962 shares, respectively, under this program at an aggregate cost of $15.2 million (inclusive of excise tax of $0.1 million) and $0.7 million, respectively. Cumulatively as of September 30, 2025, 1,754,721 shares have been repurchased under this program at an aggregate cost of $47.5 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended September 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 4,370 shares and 3,489 shares, respectively. During the nine months ended September 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 55,415 shares and 40,396 shares, respectively.

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

12.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).

2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of September 30, 2025, 1,378,057 shares were available to be used under the 2021 Plan.

Restricted stock unit activity for the nine months ended September 30, 2025 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2025	2,096,316	$33.24
Granted	85,862	22.36
Vested	(151,577)	41.25
Canceled	(51,144)	28.01
Outstanding at September 30, 2025	1,979,457	$32.29

As of September 30, 2025, the Company had unrecognized share-based compensation cost related to its restricted stock units of $24.9 million, which is expected to be recognized over a weighted-average period of 2.4 years.

The Company capitalized $0.7 million and $0.7 million of share-based compensation cost during the three months ended September 30, 2025 and 2024, respectively, and $2.1 million and $2.2 million during the nine months ended September 30, 2025 and 2024, respectively, within property and equipment, net on its Condensed Consolidated Balance Sheets.

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$22,091	$21,120	$64,024	$71,364
Net income available to participating securities (1)	—	—	—	(9)
Net income available to common shareholders from operations	$22,091	$21,120	$64,024	$71,355
Denominator:
Weighted-average outstanding shares of common stock	18,995,385	19,300,283	19,319,133	19,256,739
Dilutive effect of:
Equity incentive plans	255,021	138,490	156,861	60,478
Employee Stock Purchase Plan	3,160	3,357	2,539	4,057
Common stock and common stock equivalents	19,253,566	19,442,130	19,478,533	19,321,274
Net income per share from operations:
Basic	$1.16	$1.09	$3.31	$3.71
Diluted	$1.15	$1.09	$3.29	$3.69
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the three months ended September 30, 2025 and 2024, there were 892,090 and 1,005,413 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the nine months ended September 30, 2025 and 2024, there were 948,313 and 1,238,732 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

14.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024

Revenues	$87,767	$87,753	$262,626	$263,399
Less:
Salary and benefits	21,027	20,134	61,608	61,086
Marketing	5,107	5,357	15,035	14,334
Phone operations	4,001	4,043	12,426	12,026
Outside services	3,833	3,794	10,996	11,304
Depreciation and amortization	4,519	5,038	14,268	14,968
Other segment items (1)	11,350	10,962	33,817	33,708
Segment operating profit	37,930	38,425	114,476	115,973

Interest expense	(8,836)	(9,760)	(26,485)	(24,616)
Interest income	759	659	1,694	2,175
Other income (expense), net (2)	128	(2,069)	(3,285)	2,496
Segment earnings before income taxes	29,981	27,255	86,400	96,028

Income tax expense	7,890	6,135	22,376	24,664
Segment net income	$22,091	$21,120	$64,024	$71,364
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenues:
United States	$68,894	$69,197	$206,270	$208,108
Canada	14,023	13,440	41,759	39,813
Ireland	2,676	2,984	8,153	9,195
All other countries	2,174	2,132	6,444	6,283
Foreign countries	18,873	18,556	56,356	55,291
Total	$87,767	$87,753	$262,626	$263,399

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	September 30, 2025	December 31, 2024
Long-lived assets:
United States	$117,716	$106,244
Canada	127	191
Ireland	113	155
All other countries	3	1
Foreign countries	243	347
Total	$117,959	$106,591

15.    Subsequent Events

On October 15, 2025, the Company borrowed an aggregate of $200.0 million under its 2025 Credit Facility, consisting of $50.0 million from the Revolving Credit Facility and $150.0 million from the DDTL Facility. The proceeds from these borrowings were used to redeem $200.0 million in outstanding principal amount of its 2026 Senior Notes. The redemption was completed at a price equal to 100% of the principal amount, plus accrued and unpaid interest (see Note 7 - Long-Term Debt).

On October 31, 2025, the Company issued a redemption notice with respect to the remaining $34.1 million in aggregate principal of its 2026 Senior Notes.

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

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, recent global conflicts, inflationary pressures, elevated interest rates, new or additional tariffs or other trade restrictions, and the impacts of a U.S. federal government shutdown, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
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

Overview
Consensus is a leading provider of secure information delivery services with a scalable Software-as-a-Service (“SaaS”) platform. Consensus serves approximately 726 thousand customers of all sizes, from enterprises to individuals, across approximately 41 countries and/or territories and multiple industry verticals including, but not limited to, healthcare, government, financial services, law and education. Our top 10 customers represent approximately 9% of total revenues and approximately 75% of our Small office home office (“SoHo”) customer accounts are older than 2 years. Beginning as an online fax company over two decades ago, Consensus has evolved into a leading global provider of enterprise secure communication solutions. Consensus is well positioned to capitalize on advancements in how people and businesses share private documents and information. Its mission is to democratize secure information interchange across technologies and industries, and solve the healthcare interoperability challenge. Consensus’ communication and interoperability solutions enable its customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries.

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

The following table sets forth certain key performance metrics for our operations for the three and nine months ended September 30, 2025 and 2024 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Revenue
Corporate	$56,299	$53,085	$165,890	$156,195
SoHo	31,461	34,664	96,724	107,197
Total	87,760	87,749	262,614	263,392
Other revenues	7	4	12	7
Consolidated	$87,767	$87,753	$262,626	$263,399
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$293.12	$310.13	$297.91	$312.13
SoHo	$15.56	$15.38	$15.56	$15.36
Consolidated	$39.79	$36.19	$38.77	$35.22

Customer Accounts (1)
Corporate	65	58	65	58
SoHo	661	741	661	741
Consolidated	726	799	726	799

Paid Adds (3)
Corporate	8	5	21	14
SoHo	51	64	171	187
Consolidated	59	69	192	201

Monthly Churn % (4)
Corporate	3.47%	2.61%	2.94%	2.27%
SoHo	3.71%	3.53%	3.69%	3.56%
Consolidated	3.69%	3.46%	3.63%	3.47%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts. In the second quarter of 2025, we eliminated dormant accounts not contributing to revenue from the number of SoHo customer accounts. The prior year period has been revised for consistency with the current year, and all metrics calculated based on the number of customer accounts (including ARPA and Monthly Churn %) are calculated based on the revised number. As a result of this change, the prior year period SoHo customer accounts decreased by 26 thousand.
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
Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2024 Annual Report on Form 10-K filed with the SEC on February 20, 2025. During the nine months ended September 30, 2025, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2025 and 2024
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024		2025	2024
Revenues	$87,767	$87,753	—%	$262,626	$263,399	—%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.

Revenues were consistent with the prior year comparable period. An increase of $3.2 million or 6% in our Corporate business was offset by a decline of $3.2 million or 9% in our SoHo business.

Revenues decreased by $0.8 million for the nine months ended September 30, 2025 over the prior year comparable period. The decrease was due to a decline of $10.5 million or 10% in our SoHo business, partially offset by an increase of $9.7 million or 6% in our Corporate business.

Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024		2025	2024
Cost of revenues	$17,520	$17,658	(1)%	$53,214	$51,828	3%
As a percent of revenue	20%	20%		20%	20%

Cost of revenues is primarily comprised of costs associated with personnel costs, data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.

Cost of revenues for the three months ended September 30, 2025 were consistent with the prior year comparable period.

The increase in cost of revenues of $1.4 million for the nine months ended September 30, 2025 over the prior year comparable period was primarily due to an increase of $1.3 million in network operations costs.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024		2025	2024
Sales and marketing	$13,006	$12,500	4%	$38,246	$36,776	4%
As a percent of revenue	15%	14%		15%	14%

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

The increase in sales and marketing expenses of $0.5 million for the three months ended September 30, 2025 over the prior year comparable period was primarily due to an increase of $0.6 million in personnel-related expenses, partially offset by a decrease of $0.2 million in third-party advertising spend.

The increase in sales and marketing expenses of $1.5 million for the nine months ended September 30, 2025 over the prior year comparable period was primarily due to increases of $0.7 million in third-party advertising spend, $0.4 million in personnel-related expenses and $0.2 million in computer and related equipment expenses.

Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024		2025	2024
Research, development and engineering	$1,950	$2,034	(4)%	$5,406	$5,582	(3)%
As a percent of revenue	2%	2%		2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses.

Research, development and engineering costs for the three and nine months ended September 30, 2025 were consistent with the prior year comparable periods.

General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2025	2024		2025	2024
General and administrative	$17,361	$17,136	1%	$51,284	$53,240	(4)%
As a percent of revenue	20%	20%		20%	20%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The increase in general and administrative expenses of $0.2 million for the three months ended September 30, 2025 over the prior year comparable period was primarily due to an increase of $0.6 million in personnel-related expenses, partially offset by decreases of $0.2 million in depreciation and amortization expense and $0.1 million in non-income related tax expenses.
The decrease in general and administrative expenses of $2.0 million for the nine months ended September 30, 2025 over the prior year comparable period was primarily due to decreases of $1.0 million in non-income related tax expenses and $0.8 million in depreciation and amortization expense.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2025	2024	2025	2024
Cost of revenues	$467	$465	$1,454	$1,449
Operating expenses:
Sales and marketing	700	592	2,116	1,856
Research, development and engineering	108	95	320	260
General and administrative	2,691	2,270	8,547	8,045
Total	$3,966	$3,422	$12,437	$11,610
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $8.8 million and $9.8 million for the three months ended September 30, 2025 and 2024, respectively, and $26.5 million and $24.6 million for the nine months ended September 30, 2025 and 2024, respectively. During the three months ended September 30, 2025, interest expense decreased due to debt repurchases that lowered our outstanding debt balance compared to the prior year comparable period. During the nine months ended September 30, 2025, interest expense increased by $1.9 million compared to the prior year comparable period. Interest expense increased due to a net loss on debt extinguishment of $0.1 million in the current period compared to a net gain on debt extinguishment of $6.7 million in the prior year comparable period. This increase to interest expense was partially offset by a favorable decrease of $4.9 million in interest expense as debt repurchases lowered our outstanding debt balance.

Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.8 million and $0.7 million for the three months ended September 30, 2025 and 2024, respectively, and $1.7 million and $2.2 million for the nine months ended September 30, 2025 and 2024, respectively. Interest income for the three months ended September 30, 2025 was higher compared to the prior year comparable period due to a higher average investment in money market funds. Interest income for the nine months ended September 30, 2025 decreased compared to the prior year comparable period as we decreased our average investment in money market funds, primarily, in order to repurchase common stock and long-term debt.

Other income (expense), net. Our other income (expense), net is generated primarily from foreign currency and miscellaneous items. Other income (expense), net was $0.1 million and $(2.1) million for the three months ended September 30, 2025 and 2024, respectively, and $(3.3) million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.

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

The provision for income taxes was $7.9 million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively, and $22.4 million and $24.7 million for the nine months ended September 30, 2025 and 2024, respectively.

Our effective tax rate was 26.3% and 22.5% for the three months ended September 30, 2025 and 2024, respectively, and 25.9% and 25.7% for the nine months ended September 30, 2025 and 2024, respectively. The increase in our effective income tax rate for the three months ended September 30, 2025 was primarily due to a change in the geographical mix of income, a decrease in uncertain tax positions and an increase in the officer’s compensation limitation. Our effective income tax rate for the nine months ended September 30, 2025 was consistent with the prior year comparable period.
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a significant impact on our effective tax rate for the quarter ended September 30, 2025 and we do not expect the OBBBA to have a significant impact on the effective tax rate for the year ended December 31, 2025.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2025, we had cash and cash equivalents of $97.6 million compared to $33.5 million as of December 31, 2024. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for capitalized expenditures, debt repurchases, share repurchases and investments. As of September 30, 2025, cash and cash equivalents held within domestic and foreign jurisdictions were $73.2 million and $24.4 million, respectively.

2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (collectively, the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”). Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. The Company may borrow under the DDTL Facility until October 15, 2026, but amounts that are prepaid or repaid may not be reborrowed. The Revolving Credit Facility was entered into upon retirement of the previous revolving credit facility of $25.0 million with no balance (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements). The final maturity of the 2025 Credit Facility is scheduled to occur on July 10, 2028. As of September 30, 2025, no amount had been drawn from the 2025 Credit Facility. Subsequent to September 30, 2025, but prior to filing of these interim financial statements, on October 15, 2025 the Company borrowed $50.0 million from the Revolving Credit Facility and $150.0 million from the DDTL Facility in order to fund the redemption of a portion of our outstanding senior notes due in 2026 (see Note 15 - Subsequent Events of the Notes to the Condensed Consolidated Financial Statements). On October 31, 2025, the Company issued a redemption notice with respect to the remaining $34.1 million in aggregate principal of its outstanding senior notes due in 2026. The Company expects to fund the redemption by borrowing $20.0 million from its Revolving Credit Facility and using $14.1 million of cash on hand. This additional funding from the Revolving Credit Facility and the associated redemption of the Company’s senior notes due in 2026 are expected to occur during the fourth quarter of 2025, but subsequent to the filing of these financial statements.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of September 30, 2025, we had $582.4 million in aggregate principal amount of indebtedness outstanding (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $15.2 million, which had a weighted average remaining lease term of 4.9 years. As of September 30, 2025, our liability for uncertain tax positions was $14.4 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.

We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 Senior Notes and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of September 30, 2025, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program.

Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the three months ended September 30, 2025, the Company repurchased 115,652 shares under this program at an aggregate cost of $2.6 million. There were no shares repurchased during the three months ended September 30, 2024. During the nine months ended September 30, 2025 and 2024, the Company repurchased 668,996 and 42,962 shares, respectively, under this program at an aggregate cost of $15.2 million (inclusive of excise tax of $0.1 million) and $0.7 million, respectively. Cumulatively as of September 30, 2025, 1,754,721 shares have been repurchased under this program at an aggregate cost of $47.5 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended September 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 4,370 shares and 3,489 shares, respectively. During the nine months ended September 30, 2025 and 2024, the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 55,415 shares and 40,396 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $120.9 million and $110.6 million for the nine months ended September 30, 2025 and 2024, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in net cash provided by operating activities over the prior year comparable period was primarily attributable to increased income after excluding noncash items as well as an increase in cash outflows resulting from changes in our working capital accounts.

Net cash used in investing activities was $27.3 million and $25.5 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The increase in our net cash used in investing activities over the prior year comparable period was primarily attributable to the purchase of investments in the current period, partially offset by a decrease in capital expenditures during the current year period.

Net cash used in financing activities was $33.1 million and $116.8 million for the nine months ended September 30, 2025 and 2024, respectively. For the nine months ended September 30, 2025 and 2024, net cash used in financing activities is primarily attributable to our repurchases of debt and common stock. The decrease in net cash used in financing activities over the prior year comparable period was primarily attributable to a decrease in cash outflows related to the repurchase of our debt in the current period, partially offset by an increase in repurchases of our common stock in the current year period.

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

Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2025, the carrying value of our cash and cash equivalents approximated fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2025 and December 31, 2024, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $97.6 million and $33.5 million, respectively. We do not have interest rate risk on our current outstanding long-term debt as these arrangements have fixed interest rates. Borrowings made under our recently entered into 2025 Credit Facility will incur interest at variable interest rates and are subject to interest rate risk. As of September 30, 2025, there have been no borrowings made under this facility.
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

Foreign exchange gain (loss) was $0.2 million and $(2.1) million for the three months ended September 30, 2025 and 2024, respectively. Foreign exchange (loss) gain was $(3.3) million and $2.5 million for the nine months ended September 30, 2025 and 2024, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation adjustment (loss) gain, included in other comprehensive income, was $(0.2) million and $6.1 million for the three months ended September 30, 2025 and 2024, respectively. Cumulative translation adjustment gain (loss), included in other comprehensive income, was $14.0 million and $(1.6) million for the nine months ended September 30, 2025 and 2024, respectively.
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

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended September 30, 2025. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level.

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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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
The following table summarizes the share repurchase activity for the three months ended September 30, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
July 1 - 31, 2025	115,652	$22.19	115,652	$52,853
August 1 - 31, 2025	—	—	—	52,853
September 1 - 30, 2025	—	—	—	52,853
	115,652		115,652	52,853
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

10.1
Credit Agreement, dated as of July 9, 2025, by and between Consensus Cloud Solutions, Inc., the lenders party thereto, and U.S. Bank National Association, as agent (incorporated by reference to Ex. 10.1 to Consensus’ Quarterly Report on Form 10-Q for the period ended June 30, 2025, File No. 001-40750).

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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2025 and December 31, 2024, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2025 and 2024, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2025 and 2024, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2025 and 2024, (v) Condensed Consolidated Statements of Stockholders’ Deficit for the three and nine months ended September 30, 2025 and 2024, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	November 5, 2025	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2025	By:	/s/ JAMES C. MALONE
James C. Malone
Chief Financial Officer
(Principal Financial and Accounting Officer)