Form 10-K
period 2025-12-31
Consensus Cloud Solutions, Inc.
filed 2026-02-13
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
 FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).  Yes ☐   No ☒

As of the last day of the registrant’s most recently completed second fiscal quarter, the approximate aggregate market value of the common stock held by non-affiliates, based upon the closing price of the common stock as quoted by the Nasdaq Global Select Market was $424,788,237.

As of February 9, 2026, the registrant had 18,868,935 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the definitive Proxy Statement to be filed with the Securities and Exchange Commission no later than 120 days after the end of the Registrant’s fiscal year ended December 31, 2025 are incorporated by reference into Part III of this Form 10-K.

PART I
Item 1.    Business
Overview
Consensus Cloud Solutions, Inc., together with its subsidiaries (“Consensus Cloud Solutions”, “Consensus”, the “Company”, “our”, “us” or “we”), is a provider of secure information delivery services. With our most prominent brand eFax® established over twenty-five years ago, Consensus has now evolved the service platform from pure cloud Fax to efficient and secure information exchange featuring solutions for data extraction, comprehension and transformation, facilitating interoperability and process improvement. Consensus is committed to security and compliance in data exchange, and our scalable Software-as-a-Service (“SaaS”) platform is particularly attractive to regulated industries like healthcare and healthcare technology, public sector, financial services, law, and education. We offer local phone numbers in 46 countries and/or territories, servicing approximately 703 thousand customers ranging from small businesses to large enterprises and the federal government. Each customer cohort has unique needs and engagement preferences, and our go-to-market and customer service offerings are adapted across this continuum to serve each appropriately. Our top 10 customers represent approximately $33 million or 9% of total revenues.
Over the past decade, Consensus has increasingly focused on larger commercial customers (“Corporate”) and public sector customers. This shift occurred as enterprise data communication moved toward digitization and cloud-based solutions. Sales to these customers are made through e-commerce and direct interaction with a salesperson, and often involve specific pricing, multiple line subscriptions, API connections, and/or commercial grade security. Sales channels include e-commerce, direct sales and sales through or referred by channel and strategic partners.
Our Corporate business has grown from $170 million of revenue in 2021 to approximately $223 million of revenue in 2025, representing a 7% compound annual growth rate. We currently serve approximately 65 thousand Corporate customers, ranging from small/medium businesses to large enterprises and government agencies. Our sales are primarily made through direct interaction with a salesperson and involve specific pricing and customer features such as but not limited to multiple line subscriptions, API connections and enhanced security features.
We currently serve approximately 638 thousand small office/home office (“SoHo”) online fax customers. Approximately 78% of our SoHo base have been customers for more than two years.
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
Our focused strategy on achieving an industry leading security and compliance posture has been a critical driver of growth in our Corporate and healthcare-focused businesses over the past several years and we have strategically invested in people, processes, and tools to this effect. Our key accomplishments include becoming the first Health Information Trust Alliance (“HITRUST”) certified digital cloud fax provider and the first Federal Risk and Authorization Management Program (“FedRAMP”) authorized cloud fax provider. These efforts have made it possible for us to service the Public Sector and other heavily regulated industries.
Our Products and Solutions
Corporate Solutions
eFax Corporate®: eFax Corporate® is a global online faxing service with customers worldwide. It provides digital cloud fax technology, enabling users to send, receive and manage faxes digitally through multiple user interfaces or seamlessly integrated in their application through a robust API. In addition to eFax Corporate®, we offer corporate fax services under a variety of brands, including but not limited to MyFax®, Sfax®, and SRFax®.

ECFax®: ECFax® is comparable to eFax Corporate® in its features and use cases but is specifically developed for use by public sector customers with extremely high security demands. ECFax® is a SaaS offering authorized at the FedRAMP High Impact level operating in a government cloud environment.
eFax UniteTM: eFax UniteTM is a single platform that allows the user to choose between several protocols to send and receive healthcare information in an environment that can integrate into an existing electronic health record (“EHR”) system or stand-alone if no EHR is present.
jSign®: jSign® provides electronic signature and digital signature solutions to businesses, offering document markup and end-user signing services via mobile-aware web application and enterprise API.
eFax Conductor: eFax Conductor is a robust interface engine and complete interoperability platform that provides seamless integration technology supporting the latest standards for connectivity and data formats (API/FHIR, HL7, Direct Secure Messaging, web services, message queues, etc.), addressing a wide range of interoperability challenges from the simple to the extremely complex.
eFax Clarity: Using Natural Language Processing and Artificial Intelligence (“NLP/AI”), the eFax Clarity platform can transform unstructured documents originating in fax transmissions, scans or other technologies into structured actionable data. eFax Clarity’s intelligent data extraction allows data to be sent to the right person, at the right place, at the right time - to accelerate patient treatment across the continuum of care. Additionally, our pre-packaged applications of Clarity – Clarity Clinical Documentation™ and Clarity Prior Authorization™ – tackle specific data extraction challenges in the healthcare industry.
SoHo Fax Solutions
We also cater to individuals and small businesses with predefined subscriptions and e-commerce convenience through our small office/home office (“SoHo”) online brands, including but not limited to eFax®, our global online faxing servicing customers worldwide, jSign®, MyFax®, SFax®, MetroFax®, SRFax® and multiple others.
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
Robust Security and Compliance Program. Our extensive focus on security and compliance is a significant and unique enabler in our effort to service customers in heavily regulated industries with sensitive and mission-critical communications requirements, such as the Public Sector and those in Healthcare, Financial Services, Legal, and Manufacturing.
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
Recurring Revenue Stream. Our revenues consist of monthly recurring subscription and usage-based fees, with monthly recurring subscription revenue representing approximately 67% of our total subscription revenue for 2025. Our cancellation rates have remained relatively steady over time, and we expect this trend to continue into the future given that many of the services we provide are critical to our customers’ business operations.

Global and Diversified Customer Base. Our customers are located globally across five continents. We believe that our product-line and geographic diversity, combined with our lack of customer concentration, will help us mitigate the effects of isolated downturns in various end markets.
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
Government Regulation
We are subject to a number of foreign and domestic laws and regulations that affect companies conducting business over the internet and, in some cases, using services of third-party telecommunications and internet service providers. These include, among others, laws and regulations addressing privacy, data storage, retention and security, freedom of expression, content, use of artificial intelligence, taxation, fax numbers, advertising and intellectual property. For information about the regulations to which we are subject and the risks we face with respect to governmental regulation, please see Item 1A of this Annual Report on Form 10-K entitled Risk Factors.
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
Human Capital Resources
As of December 31, 2025, we had 520 employees, with just less than one-quarter of the employees located outside of the United States. Our ability to continue to attract, retain and motivate our highly qualified workforce is very important to our continued success.
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
Our cloud fax users and employees are diverse. We recognize that each employee’s unique experiences, perspectives and viewpoints add value to our ability to create and deliver the most innovative work environment for our employees and the best possible service to our diverse customers. To this effect, we promote and implement training to foster a respectful, collaborative, and professional workplace environment where each employee feels they can contribute to the overall success of the Company.
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
Competition
We face competition from, among others, online fax providers, traditional fax machine or multifunction printer companies, electronic signature companies, healthcare interface companies, health information service providers and robotic process automation companies.
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
Consensus Cloud Solutions, Inc. Spin-Off
On October 7, 2021, we completed a spin-off from our former parent company, J2 Global, Inc. (now known as “Ziff Davis, Inc.”). We refer to the transactions that resulted in the separation of Consensus and Ziff Davis into two separate publicly traded companies as the “Spin-Off” or “separation and distribution”. Ziff Davis has sold, or otherwise disposed of, its shares of Consensus capital stock, reducing its beneficial ownership in the Company to zero as of December 31, 2025 and 2024.

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

Item 1A. Risk Factors
Before deciding to invest in Consensus or to maintain or increase your investment, you should carefully consider the risks described below in addition to the other cautionary statements and risks described elsewhere in this Annual Report on Form 10-K and our other filings with the SEC, including our subsequent reports on Forms 10-Q and 8-K. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial also may affect our business. If any of these known or unknown risks or uncertainties actually occurs, our business, prospects, financial condition, operating results and cash flows could be materially adversely affected. In that event, the market price of our common stock will likely decline and you may lose part or all of your investment. The disclosures in this section reflect our beliefs and opinions as to factors that could materially and adversely affect us in the future. References to past events are provided by way of example only and are not intended to be a complete listing or a representation as to whether or not such factors have occurred in the past.

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
•We use AI in our business, and challenges with properly maintaining its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
•We have made and expect to continue to make acquisitions and investments that could disrupt our operations and harm our operating results.
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
•We may be found to infringe the intellectual property rights of others, and we may be unable to adequately protect our own intellectual property rights.
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
A wide variety of providers are working on solutions to address healthcare interoperability challenges, and interoperability can be defined in a variety of ways. For example, the Health Information Systems Management Society (“HIMSS”), which is generally recognized as an authority on health information technology, released its definition of interoperability and defined it four ways: foundational, structural, semantic and organizational. Customers or vendors could use any of these four components to define their particular “interoperability solution.” Separately, the Center for Medicare and

Medicaid Services further defined a fifth component of interoperability that includes patients, which is not included in the HIMSS definition. Furthermore, the Assistant Secretary for Technology Policy/Office of the National Coordinator for Health Information Technology (the “ONC”) has developed another definition that is included in the 21st Century Cures Act, which includes the concept of “information blocking” as a component of healthcare interoperability. This wide variety of definitions has the potential to create a risk of confusion in the market, or allow competitors to reframe the problem to their advantage in a competitive situation, potentially allowing less robust solutions to hold themselves out as healthcare interoperability solutions. We expect to encounter significant competition for customers as the healthcare interoperability market develops. Our current competitors in the healthcare interoperability space currently consist mostly of point solutions rather than full suites of healthcare interoperability solutions. If other companies develop solutions to address healthcare operability challenges more successfully than we do, or if customers otherwise adopt competing solutions rather than our solutions, it will adversely affect our business and operating results.
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
We use artificial intelligence in our business, and challenges with properly managing its use could result in harm to our brand, reputation, business or customers, and adversely affect our results of operations.
We are implementing the use of artificial intelligence (“AI”) solutions, including machine learning and generative AI tools, in our products and services and in internal tools that support our business. These applications may become increasingly important in our operations over time. This emerging technology presents a number of risks inherent in its use. AI algorithms are based on machine learning and predictive analytics, which can create accuracy issues, unintended biases, and discriminatory outcomes that could harm our brand, reputation, business, or customers. Additionally, no assurance can be made that the usage of AI will assist us in being more efficient or offset the costs of its implementation. Further, dependence on AI without adequate safeguards to make certain business decisions may introduce additional operational vulnerabilities by producing inaccurate outcomes, recommendations, or other suggestions based on flaws in the underlying data or other unintended results. Our obligation to comply with emerging AI initiatives, laws, and regulations, including under proposed or enacted legislation regulating AI in jurisdictions such as the U.S. and European Union, could entail significant costs, negatively affect our business, or limit our ability to incorporate certain AI capabilities into our business.
We have made and expect to continue to make acquisitions and investments that could disrupt our operations and harm our operating results.
We intend to continue to develop new products and services and enhance existing products and services through acquisitions of and investments in other companies, technologies and personnel.
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
From time to time we also make strategic investments. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to be successful, the management of relationships with third parties, and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business, or legal interests or objectives that are inconsistent with our interests and objectives.
Pandemics or global health crises, and related governmental responses could negatively affect our business, operations and financial performance.
The impact of pandemics and global health crises has in the past had, and may in the future have, a negative effect on the global economy, disrupting the financial markets and creating increasing volatility and overall uncertainty. Among other things, pandemics and global health crises have resulted in, and may in the future result in, travel bans around the world, declarations of states of emergency, stay- or shelter-at-home requirements, business and school closures and manufacturing restrictions. In addition, pandemics and global health crises have in the past, and may in the future, contribute to (i) increased unemployment and decreased consumer confidence and business generally; (ii) sudden and significant declines, and significant increases in volatility, in financial and capital markets; (iii) increased spending on our business continuity efforts, which has required and may further require that we cut costs or investments in other areas; and (iv) heightened cybersecurity, information security and operational risks as a result of work-from-home arrangements.
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
We depend upon third parties for critical elements of our business, and we do not control the operations of these parties or their facilities on which we depend. We rely on private third-party providers for our Internet, telecommunications and other connections and for data center hosting facilities and cloud computing needs. We have from time to time experienced interruptions in our services and such interruptions may occur in the future. Any damage to or disruption in the services provided by any of these suppliers, any adverse change in access to their platforms or services or in their terms and conditions of use or services, any cybersecurity or physical breach of their facilities, or any failure by them to handle current or higher volumes of activity could have a material adverse effect on our customer relations, business, prospects, financial condition, operating results and cash flows. Our arrangements with these third parties typically are not exclusive and do not extend over a significant period of time. Failure to continue these relationships on terms that are acceptable to us or to continue to create additional relationships could have a material adverse effect on our business, prospects, financial condition, operating results and cash flows. We do not control the operation of third-party facilities, and they may be vulnerable to damage or interruption from earthquakes, floods, fires, power loss, telecommunications failures, and similar events. They may also be subject to break-ins, sabotage, intentional acts of vandalism, and similar misconduct, as well as local administrative actions, changes to legal or permitting requirements, and litigation to stop, limit, or delay operation. The occurrence of a natural disaster, a pandemic or an act of terrorism, a decision to close the facilities without adequate notice, or other unanticipated problems at these facilities could result in lengthy interruptions in our services.
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
A significant portion of our operations relies heavily on the secure processing, storage and transmission of confidential and other sensitive data. For example, a significant number of our customers authorize us to bill their credit or debit card accounts directly for all transaction fees charged by us. We rely on encryption and authentication technology to effect secure transmission of confidential information, including customer credit and debit card numbers. Advances in computer capabilities, new discoveries in the field of cryptography or other developments, including the use of increasingly sophisticated and evolving artificial intelligence and machine learning tools, may result in a material compromise or breach of the technology used by us, our partners, vendors, or other third parties, to protect transaction and other confidential data. Additionally, due to geopolitical tensions related to Russia’s invasion of Ukraine and the conflict in the Middle East, the risk of cyber-attacks may be elevated. Moreover, these threats are constantly evolving, thereby making it more difficult to successfully defend against them or to implement adequate preventative measures. We may not have the current capability to detect certain vulnerabilities, which may allow those vulnerabilities to persist in our systems over long periods of time. Any system failure or security breach that causes interruptions or data loss in our operations, our partners, vendors, or other third parties, or in the computer systems of our customers or leads to the misappropriation of our or our customers’ confidential information could result in a significant liability to us (including in the form of judicial decisions and/or settlements, regulatory findings and/or forfeitures, and other means), cause considerable harm to us and our reputation (including requiring notification to customers, regulators, and/or the media), cause a loss of confidence in our products and services, and deter current and potential customers from using our services. Additionally, it may be difficult to determine the best way to investigate, mitigate, contain, and remediate the harm caused by a cybersecurity breach. Such efforts may not be successful, and we may make errors or fail to take necessary actions. It may take considerable time for us to investigate and evaluate the full impact of incidents, particularly for sophisticated attacks. These factors may inhibit our ability to provide prompt, full, and reliable information about the incident to customers, partners, regulators, and the public.
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
Our operations are dependent upon our ability to prevent system interruptions and, as we continue to grow, we will need to devote additional resources to improving our infrastructure in order to maintain the performance of our products and services. The applications underlying our products and services are inherently complex and may contain material defects or errors, which may cause disruptions in availability or other performance problems. We have, from time to time, found defects in our products and services and may discover additional defects in the future that could result in data unavailability or unauthorized access or other harm to, or loss or corruption of, our customers’ data. While we implement bug fixes and upgrades as part of our regularly scheduled system maintenance, we may not be able to detect and correct defects or errors before implementing our products and services. Consequently, we or our customers may discover defects or errors after our products and services have been employed. If we fail to perform timely maintenance or if customers are otherwise dissatisfied with the frequency and/or duration of our maintenance services and related system outages, our existing customers could elect not to renew their subscriptions, delay or withhold payment to us, or cause us to issue credits, make refunds or pay penalties, potential customers may not adopt our products and services and our brand and reputation could be harmed. In addition, the occurrence of any material defects, errors, disruptions in service or other performance problems with our software could result in warranty or other legal claims against us and diversion of our resources. The costs incurred in addressing and correcting any material defects or errors in our software and expanding our infrastructure and architecture in order to accommodate increased demand for our products and services may be substantial and could adversely affect our operating results.
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
Our brand recognition depends, in part, on our ability to protect our trademark portfolio and establish trademark rights covering new brands and territories. Some regulators and competitors have taken the view that certain of our brands, such as eFax, are descriptive or generic when applied to the products and services we offer. Nevertheless, we have obtained U.S. and foreign trademark registrations for our brand names, logos, and other brand identifiers, including eFax. If we are unable to obtain, maintain or protect trademark rights covering our brands across the territories in which they are or may be offered, the value of these brands may be diminished, competitors may be able to dilute, harm, or take advantage of our brand recognition and reputation, and our ability to attract customers may be adversely affected.
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
To the extent we expand our business operations in countries outside the U.S., our future results could be materially adversely affected by a variety of uncontrollable and changing factors including, among others: foreign currency exchange rates; political or social unrest, economic instability, geopolitical tensions or war in a specific country or region (including the invasion of Ukraine by Russia and the conflict in the Middle East); trade protection measures and other regulatory requirements, such as U.S. imposed tariffs and other trade restrictions along with retaliatory measures taken by other nations in response to these tariffs, which may affect our ability to provide our services; difficulties in staffing and managing international operations; and adverse tax consequences, including imposition of withholding or other taxes on payments by subsidiaries and affiliates and transfer pricing implications. Any or all of these factors could have a material adverse impact on our future business, prospects, financial condition, operating results and cash flows.
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
The ONC is the principal U.S. federal entity charged with the coordination of nationwide efforts to implement and use health IT for the electronic exchange of health information. ONC regularly proposes legislative changes to incentivize the healthcare industry to adopt specific electronic tools to exchange health information. Changes to information exchange requirements could impact the use of cloud fax as a communication choice for healthcare entities and have a material impact on our business, prospects, financial condition, operating results and cash flows.

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
Certain data transfers from and between the European Union (“EU”) are subject to the GDPR. As discussed in more detail below, the GDPR prohibits data transfers from the EU to other countries outside of the EU, including the U.S., without appropriate security safeguards and practices in place. With respect to data transfers from the E.U. to the U.S., the European Commission adopted the adequacy decision for the EU-U.S. Data Privacy Framework (the “Framework”), which permits personal data to flow from the E.U. to U.S. companies participating in the Framework. Similarly, the U.K. government adopted an adequacy decision for the U.S., the UK-US Data Bridge, which permits personal data to flow from the U.K. to U.S.

companies participating in the Framework and the U.K. Extension. Such evolving requirements could cause the Company to incur additional costs, require it to change business practices or affect the manner in which it provides its services.
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
The Company is also subject to the California Consumer Privacy Act (“CCPA”), which covers businesses that obtain or access personal information on California resident consumers grants consumers enhanced privacy rights and control over their personal information and imposes significant requirements on covered companies with respect to consumer data privacy rights. The CCPA provides consumers with the right to opt out of the sale of their personal information including the requirement to include a “Do Not Sell” link on our websites and applications that sell personal data of California resident consumers. We believe we have implemented such links to the extent necessary and our privacy policies have been updated and posted on our websites. Further, on November 3, 2020, the California Privacy Rights Act (the “CPRA”) was voted into law by California residents. The CPRA significantly amended the CCPA and imposed additional data protection obligations on companies doing business in California, including additional consumer rights processes and opt outs for certain uses of sensitive data. It also created a new California data protection agency specifically tasked to enforce the law, which could result in increased regulatory scrutiny of California businesses in the areas of data protection and security. Similar laws have been passed in several other states and have been proposed in additional states and at the federal level.
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
As of December 31, 2025, Consensus has total outstanding indebtedness of approximately $562.2 million, of which $7.5 million will mature in each of the years 2026 and 2027, and the remainder will mature in 2028. We may also incur additional indebtedness in the future. This significant amount of debt could have important adverse consequences to us and our investors, including:
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
As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act and the Dodd-Frank Act and are required to prepare our financial statements according to the rules and regulations required by the SEC. In addition, the Exchange Act requires that we file annual, quarterly and current reports. Our failure to prepare and disclose this information in a timely manner or to otherwise comply with applicable law could subject us to penalties under federal securities laws, expose us to lawsuits and restrict our ability to access financing. In addition, the Sarbanes-Oxley Act requires, among other things, that we establish and maintain effective internal controls and procedures for financial reporting and disclosure purposes. Internal control over financial reporting is complex and may be revised over time to adapt to changes in our business, or changes in applicable accounting rules. We have previously identified material weaknesses in our internal control over financial reporting, although all such material weaknesses have been remediated. A material weakness is a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our consolidated financial statements will not be prevented or detected on a timely basis.
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
Information Security Policy and Requirements
The Company’s Information Security Policy (“Policy”) is based upon the International Organization for Standardization (“ISO”) 27001, HITRUST Common Security Framework (“CSF”), System and Organization Controls 2 Type 2

(“SOC 2 Type 2”), FedRAMP, and Payment Card Industry Data Security Standard (“PCI DSS”) frameworks and standards and provides specific and detailed direction and support for appropriately maintaining the overall security, confidentiality, integrity, and availability of information within the Company. The Policy covers all processes, equipment, hardware, and software owned or under the control of the Company as well as networks operated by third parties containing Company information or processes. It addresses the Company’s procedures and controls for, including but not limited to, asset and data management, user access and authentication, personnel education/trainings, change management, risk management, system configurations, security monitoring and reporting, vulnerability management, and business continuity and disaster recovery. The Policy applies to all employees, consultants, contractors, and other such persons (“Personnel”) with access to the aforementioned processes, equipment, hardware, and software. The Policy requires that Personnel agree to and are trained annually on all components of the Policy as a condition of employment, partnership, or temporary affiliation with the Company.
Employee Trainings
All Company employees are required to complete trainings at least annually on various security threats and best practices including, but not limited to, trainings on the following topics: the Company’s Information Security Policy; Information Security Incident Response Plan; HIPAA, PCI Compliance; General Data Protection Regulation (“GDPR”) and CCPA; Security Awareness and Incident Response Training covering Social Engineering Phishing (identification and common red flags), Social Media safety best practices, Internet Security best practices, and Incident response training for end-users; and Phishing. In addition, our developers must complete Secure Code / Secure Application Development Training based on Open Web Application Security Project top 10 standards.
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
Third-Party Certifications and Audits
In addition to our internal cybersecurity capabilities, we regularly engage with consultants, and other third parties to assist with assessing, identifying, and managing cybersecurity risks. Specifically, the Company is engaged with third-party auditors for HITRUST, PCI, ISO 27001, FedRamp (High Impact), and SOC 2 Type 2 for annual certification. We are also engaged with a third-party Data Protection Officer to oversee compliance with the GDPR.
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
Item 3. Legal Proceedings
See Note 9 - Commitments and Contingencies to our accompanying consolidated financial statements for a description of our legal proceedings.
Item 4. Mine Safety Disclosures
Not applicable.

                        PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Market Information
Our common stock is traded on the Nasdaq Global Select Market under the symbol “CCSI”.
Holders
We have 137 registered stockholders as of February 9, 2026. That number excludes the beneficial owners of shares held in “street” name or held through participants in depositories.
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
Recent Sales of Unregistered Securities
Not applicable.
Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025, which was subsequently extended through February 2028. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases refer to Note 12 - Stockholders' Equity (Deficit) of the Notes to the Consolidated Financial Statements (Part II, Item 8).
The following table summarizes the share repurchase activity for the three months ended December 31, 2025:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
October 1 - 31, 2025	—	$—	—	$52,853
November 1 - 30, 2025	—	—	—	52,853
December 1 - 31, 2025	344,089	23.21	344,089	44,867
	344,089		344,089	44,867
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
During 2025, the Company completed a comprehensive review of its peer group to better align with its current business scale and software-as-a-service (SaaS) revenue model. As a result of this review, the Company adopted a new peer group (the “2025 Peer Group”) which replaces the peer group used in the prior year (the “2024 Peer Group”).
The 2025 Peer Group consists of A10 Networks, Inc., Agilysys, Inc., Certara, Inc., Definitive Healthcare Corp., DoubleVerify Holdings, Inc., EverCommerce Inc., Evolent Health, Inc., Mitek Systems, Inc., Omnicell, Inc., OneSpan Inc., PowerFleet, Inc., Progyny, Inc., and RingCentral, Inc.
The 2024 Peer Group consists of Box, Inc. CommVault Systems, Inc., TruBridge, Inc. (formerly Computer Programs and Systems, Inc.), Evolent Health, Inc., HealthStream, Inc., Omnicell, Inc., OneSpan, Inc., Phreesia, Inc., Progress Software Corp., and Yext, Inc. During 2025, SecureWorks Corp. and Verint Systems, Inc. were removed because they were acquired or went private.

Consensus common stock has been listed on the Nasdaq under the symbol “CCSI” since October 8, 2021. Prior to that time, there was no public market for our common stock. Measurement points for the performance graph are October 8, 2021 and the last trading day of each quarter from October 2021 to December 2025. The graph assumes that $100 was invested on October 8, 2021 in Consensus’ common stock and in each of the indices. The stock price performance on the following graph is not necessarily indicative of future stock price performance.

Index Value
175
150
125
100
75
50
25
0
10/8/21
12/31/21
3/31/22
6/30/22
9/30/22
12/31/22
3/31/23
6/30/23
9/30/23
12/31/23
3/31/24
6/30/24
9/30/24
12/31/24
3/31/25
6/30/25
9/30/25
12/31/25
Consensus Cloud Solutions, Inc.
NASDAQ Composite
2024 Peer Group
2025 Peer Group

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
Overview
Consensus is a leading provider of secure information delivery services. With our most prominent brand eFax® established over twenty-five years ago, Consensus has now evolved the service platform from pure cloud Fax to efficient and secure information exchange featuring solutions for data extraction, comprehension and transformation, facilitating interoperability and process improvement. Consensus is committed to security and compliance in data exchange, and our scalable Software-as-a-Service (“SaaS”) platform is particularly attractive to regulated industries like healthcare and healthcare technology, public sector, financial services, law, and education. We offer local phone numbers in 46 countries and/or territories, servicing approximately 703 thousand customers ranging from small businesses to large enterprises and the federal government. Each customer cohort has unique needs and engagement preferences, and our go-to-market and customer service offerings are adapted across this continuum to serve each appropriately. Our top 10 customers represent approximately $32.7 million or 9% of total revenues.
Over the past decade, Consensus has increasingly focused on larger commercial customers (“Corporate”) and public sector customers. This shift occurred as enterprise data communication moved toward digitization and cloud-based solutions. Sales to these customers are made through e-commerce and direct interaction with a salesperson, and often involve specific pricing, multiple line subscriptions, API connections, and/or commercial grade security. Sales channels include e-commerce, direct sales and sales through or referred by channel and strategic partners.

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
The following table sets forth certain key performance metrics for our operations for the years ended December 31, 2025, 2024 and 2023 (in thousands, except for percentages and Average Revenue per Customer Account):

	Years Ended December 31,
	2025	2024	2023
Revenue
Corporate	$222,682	$209,112	$199,621
SoHo	127,002	141,258	162,916
Total	349,684	350,370	362,537
Other revenues	12	12	25
Consolidated	$349,696	$350,382	$362,562
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$300.03	$310.67	$315.51
SoHo	$15.58	$15.39	$15.64
Consolidated	$39.32	$35.57	$32.82

Customer Accounts (1)
Corporate	65	59	54
SoHo	638	721	809
Consolidated	703	780	863

Paid Adds (3)
Corporate	27	18	12
SoHo	217	247	274
Consolidated	244	265	286

Monthly Churn % (4)
Corporate	3.03%	2.36%	1.49%
SoHo	3.64%	3.56%	3.66%
Consolidated	3.59%	3.48%	3.54%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts. In the second quarter of 2025, we eliminated dormant accounts not contributing to revenue from the number of SoHo customer accounts. The prior year periods have been revised for consistency with the current year, and all metrics calculated based on the number of customer accounts (including ARPA and Monthly Churn %) are calculated based on the revised numbers. As a result of this change, the number of SoHo customer accounts for 2024 and 2023 decreased by 26 thousand and 22 thousand, respectively.
(2)Represents a monthly ARPA for the year, calculated as follows: monthly ARPA on an annual basis is calculated by dividing revenue for the year by the average customer base for the applicable period and dividing that amount by 12 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the annual period.

(4)Monthly churn represents paid monthly Corporate and SoHo customer accounts that were cancelled during each month of the annual period, divided by the average number of customers during each month of the same annual period (including the paid adds). The period measured is annual and expressed as a monthly churn rate over the annual period.
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
Internal-Use Software Development Costs
We capitalize certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives. There is judgment involved in estimating the stage of development as well as estimating time allocated to a particular project. A significant change in the time spent on each project could have a material impact on the amount capitalized and related amortization expense in subsequent periods. See Note 5 - Property and Equipment of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
For awards with performance-based conditions, share-based compensation expense is recognized using the graded-vesting method over the requisite service period if it is probable that the performance condition will be satisfied. The share-based compensation expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised.
If differences arise between the assumptions used in determining share-based compensation expense and the actual factors, which become known over time, we may change the input factors used in determining future share-based compensation expense. Any such changes could materially impact our results of operations in the period in which the changes are made and in periods thereafter. The Company estimates the expected term based upon the contractual term of the award. See Note 13 - Equity Incentive and Employee Stock Purchase Plan of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
We account for income taxes in accordance with FASB ASC Topic No. 740, Income Taxes (“ASC 740”), which requires that deferred tax assets and liabilities are recognized using enacted tax rates for the effect of temporary differences between the book and tax basis of recorded assets and liabilities. GAAP also requires that deferred tax assets are reduced by a valuation allowance if it is more likely than not that some or all of the net deferred tax assets will not be realized. Our valuation allowance is reviewed quarterly based upon the facts and circumstances known at the time. In assessing this valuation allowance, we review historical and future expected operating results and other factors to determine whether it is more likely than not that deferred tax assets are realizable. See Note 11 - Income Taxes of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K.
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
Results of Operations
Years Ended December 31, 2025, 2024 and 2023
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
The following table sets forth information derived from our Consolidated Statements of Income as a percentage of revenues for the years ended December 31, 2025, 2024 and 2023. This information should be read in conjunction with the accompanying financial statements and the Notes to the Consolidated Financial Statements included elsewhere in this Annual Report on Form 10-K.

	Years Ended December 31,
	2025	2024	2023
Revenues	100%	100%	100%
Cost of revenues	20	20	19
Gross profit	80	80	81
Operating expenses:
Sales and marketing	15	15	18
Research, development and engineering	2	2	2
General and administrative	20	21	20
Total operating expenses	37	38	40
Income from operations	43	42	41
Interest expense	(10)	(10)	(13)
Interest income	1	1	1
Other (expense) income, net	(1)	1	(1)
Income before income taxes	33	34	28
Income tax expense	8	9	7
Net income	25%	25%	21%

Revenues

(in thousands, except percentages)	2025	2024	2023	Percentage Change 2025 versus 2024	Percentage Change 2024 versus 2023
Revenues	$349,696	$350,382	$362,562	—%	(3)%
Consensus revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Revenues decreased by $0.7 million for the year ended December 31, 2025 compared to the prior comparable period. The reduction is the result of a $14.3 million decline in SoHo revenues, partially offset by an increase in Corporate revenues of $13.6 million, due to organic growth in customer usage and new customer acquisitions.
Revenues decreased by $12.2 million for the year ended December 31, 2024 compared to the prior comparable period. The reduction is the result of a $21.7 million decline in SoHo revenues, partially offset by an increase in Corporate revenues of $9.5 million due to organic growth in customer usage and new customer acquisitions.
Cost of Revenues

(in thousands, except percentages)	2025	2024	2023	Percentage Change 2025 versus 2024	Percentage Change 2024 versus 2023
Cost of revenues	$70,601	$69,688	$68,319	1%	2%
As a percent of revenues	20%	20%	19%
Cost of revenues is primarily comprised of costs associated with personnel costs (inclusive of share-based compensation), data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.
The increase in cost of revenues for the year ended December 31, 2025 over the prior comparable period was primarily due to an increase of $1.5 million in data transmission costs, partially offset by a decrease of $0.5 million in depreciation associated with platform development costs.
The increase in cost of revenues for the year ended December 31, 2024 over the prior comparable period was primarily due to an increase of $3.1 million in depreciation associated with platform development costs, partially offset by decreases of $0.7 million in online processing fees, $0.4 million in data transmission costs and $0.2 million in personnel-related expenses.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	2025	2024	2023	Percentage Change 2025 versus 2024	Percentage Change 2024 versus 2023
Sales and marketing	$51,548	$51,065	$65,084	1%	(22)%
As a percent of revenues	15%	15%	18%
Our sales and marketing costs consist primarily of personnel costs (inclusive of share-based compensation), internet-based advertising and other business development-related expenses. Our internet-based advertising relationships consist primarily of fixed cost and performance-based (cost-per-impression, cost-per-click and cost-per-acquisition) advertising relationships with an array of online service providers. Our sales personnel consist of a combination of inside sales and outside sales professionals.
Sales and marketing expenses for the year ended December 31, 2025 were consistent with the prior comparable period.
The decrease in sales and marketing expenses of $14.0 million for the year ended December 31, 2024 over the prior comparable period was primarily due to a reduction in third-party advertising spend of $14.3 million, predominantly in SoHo.
Research, Development and Engineering

(in thousands, except percentages)	2025	2024	2023	Percentage Change 2025 versus 2024	Percentage Change 2024 versus 2023
Research, development and engineering	$7,464	$7,683	$7,727	(3)%	(1)%
As a percent of revenues	2%	2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses (inclusive of share-based compensation).
Research, development and engineering costs for the years ended December 31, 2025, 2024, and 2023 remained consistent year-to-year.
General and Administrative

(in thousands, except percentages)	2025	2024	2023	Percentage Change 2025 versus 2024	Percentage Change 2024 versus 2023
General and administrative	$69,844	$72,546	$74,203	(4)%	(2)%
As a percent of revenues	20%	21%	20%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), depreciation and amortization, professional fees, bad debt expense and non-income related tax expenses.
The decrease in general and administrative expense of $2.7 million for the year ended December 31, 2025 over the prior comparable period was primarily due to decreases of $1.3 million in depreciation and amortization expense, $0.9 million in non-income related tax expenses and $0.9 million in bad debt expense, partially offset by an increase of $0.7 million in personnel-related expenses.
The decrease in general and administrative expense of $1.7 million for the year ended December 31, 2024 over the prior comparable period was primarily due to decreases of $2.5 million in professional fees and $0.8 million in bad debt expense, partially offset by an increase of $1.7 million in computer-related equipment costs.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023 (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cost of revenues	$2,094	$2,138	$1,400
Operating expenses:
Sales and marketing	3,071	2,750	1,679
Research, development and engineering	702	622	379
General and administrative	11,826	11,254	14,705
Total	$17,693	$16,764	$18,163
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $35.5 million, $34.0 million and $45.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. During the year ended December 31, 2025, interest expense increased by $1.5 million compared to the prior year. Interest expense increased due to a net loss on debt extinguishment of $0.9 million in the current period compared to a net gain on debt extinguishment of $6.6 million in the prior year. This increase to interest expense was partially offset by a favorable decrease of $5.9 million in interest expense as debt repurchases and redemption lowered our outstanding debt balance. During the year ended December 31, 2024, interest expense decreased $11.4 million compared to the prior year, which included a decrease of $9.6 million in interest expense as debt repurchases lowered our outstanding debt balance, as well as a $1.8 million favorable increase in debt extinguishment gain compared to 2023.
Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $2.5 million, $2.5 million and $3.7 million for the years ended December 31, 2025, 2024, and 2023, respectively. Interest income in 2025 was consistent with 2024. The decrease in interest income in 2024 compared to 2023 was primarily attributable to a lower average cash and cash equivalents balance primarily due to the repurchase of our debt, which resulted in lower money market investments throughout 2024.
Other (expense) income, net. Our other (expense) income, net is generated primarily from foreign currency and miscellaneous items. Other (expense) income, net was $(3.2) million, $4.3 million and $(2.4) million for the years ended December 31, 2025, 2024 and 2023, respectively. The change between periods was primarily attributable to exchange rate fluctuations on inter-company balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
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
As of December 31, 2025 and 2024, the Company had an interest expense limitation carryforward of $40.8 million and $32.9 million, respectively, which carries forward indefinitely.
As of December 31, 2025 and 2024, the Company had $2.1 million and $1.7 million, respectively, of foreign tax credit carryforwards that begin to expire in 2031, and $1.9 million and $1.7 million, respectively, of state research and development tax credits carryforwards that can be carried forward indefinitely. As of December 31, 2025, the Company also had $1.7 million of state net operating loss carryforwards that will expire in 2044, if unused.
Income tax expense amounted to $29.5 million, $32.8 million and $25.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our effective tax rates for the year ended December 31, 2025, 2024 and 2023 were 25.9%, 26.8% and 25.1%, respectively.
The decrease in our annual effective income tax rate from 2024 to 2025 was primarily attributable to a decrease in tax expense relating to intercompany dividends received from controlled foreign subsidiaries during the year, lower research and development credits, a decrease in tax expense relating to uncertain tax positions and the impact of the change in the geographical mix of the income.
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
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a significant impact on the Company’s effective tax rate for the year ended December 31, 2025.
Liquidity and Capital Resources
Cash and Cash Equivalents
At December 31, 2025, we had cash and cash equivalents of $74.7 million compared to $33.5 million at December 31, 2024. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used to pay down and/or repurchase our debt, capitalized expenditures, common stock repurchases and investments. As of December 31, 2025, cash and cash equivalents held within domestic and foreign jurisdictions were $8.9 million and $65.8 million, respectively.
2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. During the year ended December 31, 2025, the Company redeemed the remaining outstanding principal balance of the 2026 Senior Notes in full.
2028 Senior Notes
On October 7, 2021, Consensus issued $500 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, both of which are net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2025 and 2024. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (collectively, the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”). Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. Borrowings under the DDTL Facility that are prepaid or repaid may not be reborrowed. The Revolving Credit Facility was entered into upon retirement of the previous revolving credit facility of $25.0 million with no balance (see Note 7 - Long-Term Debt of the Notes to the Consolidated Financial Statements). The final maturity of the 2025 Credit Facility is scheduled to occur on July 10, 2028.
During the fourth quarter of 2025, the Company borrowed $70.0 million from the Revolving Credit Facility and $150.0 million from the DDTL Facility in order to fund the redemption of our outstanding 2026 Senior Notes, which were retired. Subsequent to the borrowings made on the Revolving Credit Facility, the Company repaid $6.0 million during the fourth quarter of 2025. As of December 31, 2025, the Company has $11.0 million available for borrowing under the Revolving Credit Facility.

As the DDTL was funded during the fourth quarter of 2025, beginning in the first quarter of 2026, the Company is required to make consecutive quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans).
Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of December 31, 2025, we had outstanding $562.2 million in aggregate principal amount of indebtedness (of which $7.5 million is payable within the next 12 months), total minimum lease payments of $14.4 million and a liability for uncertain tax positions of $14.5 million (see Note 7 - Long-Term Debt, Note 8 - Leases and Note 11 - Income Taxes of the Notes to the Consolidated Financial Statements in Part II, Item 8 of this Form 10-K, respectively). Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures, principal payments on our debt and stock repurchases, if any, for at least the next 12 months from the issuance of this Annual Report on Form 10-K and the foreseeable future.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Consolidated Statements of Income. During the years ended December 31, 2025 and 2024, the Company retired $15.7 million and $144.3 million, respectively, in principal of its senior notes under this program. Cumulatively as of December 31, 2025, $222.6 million in principal of the Company’s senior notes has been retired under this program.
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company may purchase, in the public market, or in off-market transactions, up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the years ended December 31, 2025 and 2024, the Company repurchased 1,013,085 and 57,063 shares, respectively, at an aggregate cost of $23.2 million (inclusive of excise tax of $0.1 million) and $1.0 million, respectively, under this program. Cumulatively as of December 31,

2025, 2,098,810 shares have been repurchased at an aggregate cost of $55.5 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2025, 2024 and 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 173,276, 122,406 and 61,878 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $136.1 million, $121.7 million and $114.1 million for the years ended December 31, 2025, 2024 and 2023, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation and lease payments for our offices. The increase in our net cash provided by operating activities in 2025 compared to 2024 was primarily attributable to increased income after excluding noncash items, partially offset by a decrease in cash inflows resulting from changes in our working capital accounts. The increase in our net cash provided by operating activities in 2024 compared to 2023 was primarily attributable to increased income after excluding noncash items, partially offset by an increase in cash outflows resulting from changes in our working capital accounts. Our prepaid tax payments were $5.5 million and $2.1 million at December 31, 2025 and 2024, respectively.
Net cash used in investing activities was $35.2 million, $33.4 million and $40.5 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net cash used in investing activities in 2025 included capital expenditures, primarily capitalized software development costs, and cash paid for investments. Net cash used in investing activities in 2024 included capital expenditures, primarily capitalized software development costs. Net cash used in investing activities in 2023 included capital expenditures, primarily capitalized software development costs, and cash paid for investments.
Net cash used in financing activities was $63.3 million, $138.6 million and $81.7 million for the years ended December 31, 2025, 2024 and 2023, respectively. Net cash used in financing activities in 2025 primarily relates to the repayment of our 2026 Senior Notes, partially offset by borrowings made under our 2025 Credit Facility. In addition, financing activities in 2025 also included repurchases of debt and common stock and a payment made on our Revolving Credit Facility. Net cash used in financing activities in 2024 primarily relates to the repurchases of debt. Net cash used in financing activities in 2023 primarily relates to the repurchases of debt and common stock.
Item 7A. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in this document as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2026.
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of December 31, 2025, the carrying value of our cash and cash equivalents approximates fair value. Our return on these investments is subject to interest rate fluctuations.

As of December 31, 2025 and 2024, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $74.7 million and $33.5 million, respectively. We do not have interest rate risk on our 2028 Senior Notes as these notes have a fixed interest rate. Borrowings made under our recently entered into 2025 Credit Facility will incur interest at a variable interest rate based on SOFR plus an applicable margin and therefore are subject to interest rate risk. As of December 31, 2025, assuming the outstanding balance on our variable rate debt remains constant, we estimate that a hypothetical 100 basis point increase or decrease in the applicable SOFR rate would result in an increase or decrease of approximately $2.1 million in our interest expense for the next 12 months.
We cannot ensure that future interest rate movements will not have a material adverse effect on our future business, prospects, financial condition, operating results and cash flows. To date, we have not entered into interest rate hedging transactions.
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
For the years ended December 31, 2025, 2024 and 2023, foreign exchange (loss) gain amounted to $(3.2) million, $4.3 million and $(2.4) million, respectively. The change in foreign exchange (loss) gain in all comparable periods was primarily attributable to the translation of certain intra-entity balances in foreign currencies.
Cumulative translation gain (loss) included in other comprehensive income (loss) for the years ended December 31, 2025, 2024 and 2023 was $14.3 million, $(9.9) million and $5.9 million, respectively.

Item 8.Financial Statements and Supplementary Data
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the stockholders and the Board of Directors of Consensus Cloud Solutions, Inc.
Opinions on the Financial Statements and Internal Control over Financial Reporting
We have audited the accompanying consolidated balance sheets of Consensus Cloud Solutions, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of income, comprehensive income, stockholders' equity (deficit), and cash flows for each of the three years in the period ended December 31, 2025, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2025, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2025, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.
Basis for Opinions
The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.
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
Property and Equipment, net – Internal-Use Software Development Costs — Refer to Notes 2 and 5 to the financial statements
Critical Audit Matter Description
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
We identified management’s determination of capitalized internal-use software development costs, including those in process, as a critical audit matter because of the judgment exercised by management in determining whether costs incurred on internal-use software projects meet the capitalization criteria. The determination of costs to capitalize is subjective in nature requiring management judgment to determine if costs are (1) related to an internal-use software project that entered the application development stage, (2) resulted in additional functionality, (3) the internal-use software project was probable of completion and (4) the internal-use software would be used to perform the function intended. Our evaluation of management’s judgments and their determination of the project and related internal-use software development activities and related costs to be capitalized under the relevant accounting guidance required subjective, and higher degree of auditor judgment and audit effort.
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
•We assessed management’s methodology utilized in calculating capitalized internal-use software development costs based on the allocation of capitalized labor costs. We selected a sample of internal-use software projects and performed audit procedures to agree capitalized labor costs to time records and vendor invoices and made certain inquiries of project members to further assess the reasonableness of time allocated to the selected internal-use software projects.
•We tested the accuracy of the data used by management in the capitalization process by reconciling the data with source documents, such as payroll records and vendor invoices, and evaluated whether such costs were properly capitalized as internal-use software or not based upon the nature and stage of work performed and whether the requisite capitalization criteria were met.
•We conducted corroborative interviews with Company personnel involved in internal-use software development regarding the nature and functionality of costs incurred related to capitalized software projects.

/s/ DELOITTE & TOUCHE LLP
Los Angeles, California
February 12, 2026

We have served as the Company's auditor since 2023.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
December 31, 2025 and 2024
(In thousands, except share and per share data)

	2025	2024
ASSETS
Cash and cash equivalents	$74,685	$33,545
Accounts receivable, net of allowances of $3,105 and $5,774, respectively	23,686	24,921
Prepaid expenses and other current assets	18,788	16,059
Total current assets	117,159	74,525
Property and equipment, net	116,869	100,076
Operating lease right-of-use assets	5,098	6,515
Intangibles, net	38,761	41,213
Goodwill	352,939	345,036
Deferred income taxes	21,666	30,521
Other assets	11,323	4,315
TOTAL ASSETS	$663,815	$602,201
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Accounts payable and accrued expenses	$36,045	$36,477
Income taxes payable, current	97	1,068
Deferred revenue, current	19,773	20,714
Operating lease liabilities, current	2,576	2,150
Current portion of long-term debt	7,047	18,902
Total current liabilities	65,538	79,311
Long-term debt, net of current portion	551,322	574,080
Deferred revenue, noncurrent	1,567	1,913
Operating lease liabilities, noncurrent	9,754	12,018
Liability for uncertain tax positions	14,484	13,218
Deferred income taxes	7,176	891
Other long-term liabilities	201	233
TOTAL LIABILITIES	650,042	681,664
Commitments and contingencies (Note 9)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 21,057,258 and 20,609,725 shares and total outstanding is 18,958,448 and 19,524,000 shares as of December 31, 2025 and December 31, 2024, respectively	211	206
Treasury stock, at cost (2,098,810 and 1,085,725 shares as of December 31, 2025 and December 31, 2024, respectively)	(55,476)	(32,313)
Additional paid-in capital	76,984	59,373
Retained earnings (accumulated deficit)	849	(83,678)
Accumulated other comprehensive loss	(8,795)	(23,051)
TOTAL STOCKHOLDERS’ EQUITY (DEFICIT)	13,773	(79,463)
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)	$663,815	$602,201

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF INCOME
Years Ended December 31, 2025, 2024 and 2023
(In thousands, except share and per share data)

	2025	2024	2023
Revenues	$349,696	$350,382	$362,562

Cost of revenues (1)	70,601	69,688	68,319
Gross profit	279,095	280,694	294,243
Operating expenses:
Sales and marketing (1)	51,548	51,065	65,084
Research, development and engineering (1)	7,464	7,683	7,727
General and administrative (1)	69,844	72,546	74,203
Total operating expenses	128,856	131,294	147,014
Income from operations	150,239	149,400	147,229
Interest expense	(35,528)	(33,979)	(45,367)
Interest income	2,515	2,546	3,715
Other (expense) income, net	(3,217)	4,278	(2,413)
Income before income taxes	114,009	122,245	103,164
Income tax expense	29,482	32,810	25,869
Net income	$84,527	$89,435	$77,295

Net income per common share
Basic	$4.39	$4.64	$3.94
Diluted	$4.35	$4.62	$3.94

Weighted average shares outstanding:
Basic	19,250,895	19,286,579	19,582,460
Diluted	19,449,162	19,383,849	19,600,952

(1) Includes share-based compensation expense as follows:
Cost of revenues	$2,094	$2,138	$1,400
Sales and marketing	3,071	2,750	1,679
Research, development and engineering	702	622	379
General and administrative	11,826	11,254	14,705
Total	$17,693	$16,764	$18,163

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
Years Ended December 31, 2025, 2024 and 2023
(In thousands)

	2025	2024	2023
Net income	$84,527	$89,435	$77,295
Other comprehensive income (loss):
Foreign currency translation adjustment	14,256	(9,874)	5,931
Other comprehensive income (loss)	14,256	(9,874)	5,931
Comprehensive income	$98,783	$79,561	$83,226

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
Years Ended December 31, 2025, 2024 and 2023
 (In thousands)

	2025	2024	2023
Cash flows from operating activities:
Net income	$84,527	$89,435	$77,295
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	18,733	20,516	17,421
Amortization of financing costs and discounts	1,686	1,822	2,048
Non-cash operating lease costs	1,778	1,549	1,652
Share-based compensation	17,693	16,764	18,163
Provision for doubtful accounts	4,180	5,104	5,897
Deferred income taxes	17,797	2,647	2,428
Loss (gain) on extinguishment of debt	919	(6,557)	(4,795)
Other	—	—	32
Decrease (increase) in:
Accounts receivable	(2,779)	(3,780)	(4,159)
Prepaid expenses and other current assets	(2,486)	(6,002)	4,088
Other assets	(1,730)	1,048	1,452
Increase (decrease) in:
Accounts payable and accrued expenses	(880)	768	(5,542)
Income taxes payable	(993)	(1,047)	(231)
Deferred revenue	(1,391)	(1,509)	(2,547)
Operating lease liabilities	(2,201)	(2,455)	(2,044)
Liability for uncertain tax positions	1,266	3,478	3,015
Other long-term liabilities	(33)	(34)	(60)
Net cash provided by operating activities	136,086	121,747	114,113
Cash flows from investing activities:
Purchases of property and equipment	(30,233)	(33,440)	(36,461)
Purchases of investments	(5,000)	—	(4,000)
Net cash used in investing activities	(35,233)	(33,440)	(40,461)
Cash flows from financing activities:
Borrowings from term loans	150,000	—	—
Repayment of senior notes	(234,139)	—	—
Debt issuance cost	(1,674)	—	—
Proceeds from line of credit	70,000	—	—
Repayment of line of credit	(6,000)	—	—
Proceeds from the issuance of common stock under employee stock purchase plan	1,307	1,334	1,386
Repurchase of common stock	(23,020)	(1,031)	(23,483)
Taxes paid related to net share settlement	(4,006)	(2,727)	(1,888)
Repurchase of debt	(15,764)	(136,195)	(57,672)
Net cash used in financing activities	(63,296)	(138,619)	(81,657)
Effect of exchange rate changes on cash and cash equivalents	3,583	(4,858)	2,556
Net change in cash and cash equivalents	41,140	(55,170)	(5,449)
Cash and cash equivalents at beginning of year	33,545	88,715	94,164
Cash and cash equivalents at end of year	$74,685	$33,545	$88,715
See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
Years Ended December 31, 2025, 2024 and 2023
(in thousands, except share amounts)

	Common stock		Additional paid-in	Treasury stock		Retained earnings (accumulated deficit)	Accumulated other comprehensive loss	Total equity (deficit)
	Shares	Amount	capital	Shares	Amount
Balance, December 31, 2022	20,105,545	$201	$21,650	(189,114)	$(7,596)	$(250,408)	$(19,108)	$(255,261)
Net income	—	—	—	—	—	77,295	—	77,295
Foreign currency translation adjustment	—	—	—	—	—	—	5,931	5,931
Vested restricted stock	173,356	2	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(61,878)	(1)	(1,887)	—	—	—	—	(1,888)
Repurchase of common stock	—	—	—	(839,548)	(23,686)	—	—	(23,686)
Issuance of shares under ESPP	56,663	1	1,385	—	—	—	—	1,386
Share-based compensation	—	—	20,101	—	—	—	—	20,101
Balance, December 31, 2023	20,273,686	$203	$41,247	(1,028,662)	$(31,282)	$(173,113)	$(13,177)	$(176,122)
Net income	—	—	—	—	—	89,435	—	89,435
Foreign currency translation adjustment	—	—	—	—	—	—	(9,874)	(9,874)
Vested restricted stock	376,771	3	(3)	—	—	—	—	—
Shares withheld related to net share settlement	(122,406)	(1)	(2,726)	—	—	—	—	(2,727)
Repurchase of common stock	—	—	—	(57,063)	(1,031)	—	—	(1,031)
Issuance of shares under ESPP	81,674	1	1,333	—	—	—	—	1,334
Share-based compensation	—	—	19,522	—	—	—	—	19,522
Balance, December 31, 2024	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	84,527	—	84,527
Foreign currency translation adjustment	—	—	—	—	—	—	14,256	14,256
Vested restricted stock	553,636	6	(6)	—	—	—	—	—
Shares withheld related to net share settlement	(173,276)	(2)	(4,004)	—	—	—	—	(4,006)
Repurchase of common stock	—	—	—	(1,013,085)	(23,163)	—	—	(23,163)
Issuance of shares under ESPP	67,173	1	1,306	—	—	—	—	1,307
Share-based compensation	—	—	20,315	—	—	—	—	20,315
Balance, December 31, 2025	21,057,258	$211	$76,984	(2,098,810)	$(55,476)	$849	$(8,795)	$13,773

See Notes to Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
DECEMBER 31, 2025, 2024 and 2023

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
(e)Fair Value Measurements
Consensus complies with the provisions of FASB ASC Topic No. 820, Fair Value Measurements and Disclosures (“ASC 820”), in measuring fair value and in disclosing fair value measurements. ASC 820 provides a framework for measuring fair value and expands the disclosures required for fair value measurements of financial and non-financial assets and liabilities (see Note 4 - Fair Value Measurements).
The carrying values of cash and cash equivalents, accounts receivable, accounts payable, accrued expenses and borrowings under credit facilities (including fixed interest rate and variable interest rate debt) are reflected in the financial statements at cost. With the exception of fixed interest rate debt, cost approximates fair value due to the variable interest rates for variable interest rate debt or due to the short-term nature of such instruments. The fair value of the Company’s fixed-rate outstanding debt was determined using the quoted market prices of debt instruments with similar terms and maturities when available (see Note 7 - Long-Term Debt).
(f)Investments
The Company accounts for investments in equity securities in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”), which requires the accounting for equity investments, other than those accounted for under the equity method of accounting, generally be measured at fair value for equity securities with readily determinable fair values. Equity securities without a readily determinable fair value, which are not accounted for under the equity method of accounting, are measured at their cost, less impairment, if any, and adjusted for observable price changes arising from orderly transactions in the same or similar investment from the same issuer. Any unrealized gains or losses resulting from adjustments due to observable price changes, if applicable, are reported within earnings on the Consolidated Statement of Income (see Note 4 - Fair Value Measurements).
(g)Cash and Cash Equivalents
The Company considers cash equivalents to be only those investments that are highly liquid, readily convertible to cash and with maturities of three months or less at the purchase date.
(h)Debt Issuance Costs
The Company capitalizes costs incurred with borrowing and issuance of debt securities. Debt issuance costs associated with term debt are recorded as a reduction to the debt amount and are amortized and included in interest expense over the life of the related debt security using the effective interest method. Debt issuance costs associated with revolving credit facilities are recorded within prepaid expenses and other current assets and other assets and are amortized to interest expense on a straight-line basis over the term of the facility.
(i)Concentration of Credit Risk
All of the Company’s cash and cash equivalents are invested at major financial institutions. These institutions are required to invest the Company’s cash in accordance with the Company’s investment policy with the principal objectives being preservation of capital, fulfillment of liquidity needs and above market returns commensurate with preservation of capital. At December 31, 2025, the Company’s cash and cash equivalents were maintained in accounts in qualifying financial institutions that are insured up to the limit determined by the applicable governmental agency. These institutions are primarily within the United States and Luxembourg, however, the Company has accounts within several other countries and/or territories including the United Kingdom, Australia, Japan, Canada, Ireland, Hong Kong and New Zealand.

(j)Foreign Currency
Some of Consensus’ foreign subsidiaries use the local currency of their respective countries as their functional currency. Assets and liabilities of those subsidiaries are translated into U.S. Dollars at exchange rates prevailing at the balance sheet dates. Revenues, costs and expenses of those subsidiaries are translated into U.S. Dollars at average exchange rates for the period. Gains and losses resulting from translation are recorded as a component of accumulated other comprehensive loss. Net translation gain (loss) was $14.3 million, $(9.9) million and $5.9 million for the years ended December 31, 2025, 2024 and 2023, respectively. Foreign exchange (loss) gain from foreign currency transactions is recorded within other (expense) income, net on the Consolidated Statements of Income and amounted to $(3.2) million, $4.3 million and $(2.4) million for the years ended December 31, 2025, 2024 and 2023, respectively.
There were no reclassifications out of accumulated other comprehensive loss for the years ended December 31, 2025, 2024 and 2023.
(k)Property and Equipment
Property and equipment are stated at cost. Finance leases are stated at the present value of the minimum lease payments. Depreciation is calculated using the straight-line method over the estimated useful lives of the assets and is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful lives of property and equipment range from 1 to 7 years. Leasehold improvements are amortized on a straight-line basis over their estimated useful lives or the related lease term, if less (see Note 5 - Property and Equipment).
(l)Internal-Use Software Development Costs
The Company capitalizes certain internal-use software and website development costs that are incurred during the application development stage, provided that management with the relevant authority authorizes and commits to the funding of the project, it is probable the project will be completed, and the software will be used to perform the function intended. Management estimates the stage of development as well as the time allocated to internal-use software projects. Costs related to preliminary project activities and post implementation activities are expensed as incurred. Capitalized internal-use software development costs are included in property and equipment and are amortized on a straight-line basis over their estimated useful lives, which is recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income. The estimated useful life of costs capitalized is evaluated for each specific project and ranges from 1 to 7 years (see Note 5 - Property and Equipment).
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
The Company assessed whether events or changes in circumstances have occurred that potentially indicate the carrying amount of finite-lived assets may not be recoverable. There were no impairments of long-lived assets or finite-lived intangible assets recorded in 2025, 2024 and 2023.
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
The Company evaluates its goodwill and indefinite-lived intangible assets for impairment pursuant to FASB ASC Topic No. 350, Intangibles - Goodwill and Other (“ASC 350”), which provides that goodwill and other intangible assets with indefinite lives are not amortized but tested for impairment annually or more frequently if the Company believes indicators of impairment exist. In connection with the annual impairment test for goodwill, on October 1, the Company has the option to perform a qualitative assessment in determining whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If the Company determines that it is more likely than not that the fair value of the reporting unit is less than its carrying amount, then it performs the impairment test on goodwill. The impairment test involves comparing the fair values of the applicable reporting units with their aggregate carrying values, including goodwill. The Company generally determines the fair value of its reporting units using the income approach methodology of valuation. If the carrying value of a reporting unit exceeds the reporting unit’s fair value, an impairment loss is recognized for the difference. The Company has a single reporting unit. In the fourth quarter of 2025, the Company performed the annual impairment test for goodwill for the year ended December 31, 2025 using a qualitative assessment, primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. There was no accumulated impairment of the Company’s goodwill as of December 31, 2025. The Company performed the annual impairment test for intangible assets with indefinite lives for the year ended December 31, 2025 using a qualitative assessment primarily taking into consideration macroeconomic, industry and market conditions, overall financial performance and any other relevant company-specific events. There were no impairments of the Company’s indefinite-lived intangible assets recorded in 2025, 2024 and 2023.
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
For awards with performance-based conditions, share-based compensation expense is recognized using the graded-vesting method over the requisite service period if it is probable that the performance condition will be satisfied. The share-based compensation expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised (see Note 13 - Equity Incentive and Employee Stock Purchase Plan).
(q)Earnings Per Common Share (“EPS”)
In accordance with FASB ASC Topic No. 260, Earnings per Share (“ASC 260”), EPS is calculated under the treasury method or the two-class method, whichever is more dilutive. ASC 260 specifies that under the two-class method, all outstanding unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents are considered participating securities and should be included in the computation of EPS.
Basic EPS is calculated by dividing net distributed and undistributed earnings allocated to common shareholders, excluding participating securities, by the weighted-average number of common shares outstanding. The Company’s participating securities consist of its unvested share-based payment awards that contain rights to nonforfeitable dividends or dividend equivalents. Diluted EPS includes the determinants of basic EPS and, in addition, reflects the impact of other potentially dilutive shares outstanding during the period. The dilutive effect of participating securities is calculated under the more dilutive of either the treasury method or the two-class method (see Note 15 - Earnings Per Share).
(r)Research, Development and Engineering
Research, development and engineering costs are expensed as incurred. Development of internal-use software is capitalized and amortized as described in paragraph (l).
(s)Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business entities report information about reportable segments in their annual consolidated financial statements and requires that those entities report selected information about reportable segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker (“CODM”), who is our chief executive officer (“CEO”), for making operating and investment decisions and for assessing performance. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The CEO uses consolidated profit or loss from operations before interest and income taxes to allocate resources predominantly in the annual budget and forecasting process. The CEO considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CEO also uses consolidated profit or loss from operations before interest and income taxes and consolidated net income to assess performance. Accordingly, the Company has determined that it operates one reportable segment known as Cloud Fax (see Note 16 - Segment Information). The consolidated financial statements and related disclosures reflect the segment operations of Cloud Fax.
(t)Advertising Costs
Advertising costs are expensed as incurred and are included in sales and marketing expenses on our Consolidated Statements of Income. Advertising costs for the years ended December 31, 2025, 2024 and 2023 were $29.4 million, $29.0 million and $51.7 million, respectively.
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
In December 2023, the FASB issued ASU No. 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures. The amendments are intended to improve the transparency of income tax disclosures by requiring (1) consistent categories and greater disaggregation of information in the rate reconciliation and (2) income taxes paid disaggregated by jurisdiction. The amendments in this ASU should be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2024. Early adoption is permitted. The Company adopted ASU No. 2023-09 for the year ended December 31, 2025 on a prospective basis (see Note 11 - Income Taxes).
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
In December 2025, the FASB issued ASU No. 2025-11, Interim Reporting (Topic 270): Improvements to Interim Disclosure Requirements. The amendments in this ASU clarify disclosure requirements for interim financial statements. The amendments in this ASU can be applied on either a prospective or retrospective basis. The amendments in this ASU are effective for interim reporting periods within annual reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the potential impact of this guidance on its consolidated financial statements.
In December 2025, the FASB issued ASU No. 2025-12, Codification Improvements. The amendments in this ASU address suggestions received from stakeholders regarding the Accounting Standards Codification and makes other incremental improvements to GAAP. The update represents changes to the codification that clarify, correct errors in or make other improvements to a variety of topics that are intended to make it easier to understand and apply. The amendments in this ASU are effective for fiscal years beginning after December 15, 2026 and interim periods within those fiscal years. Entities are required to apply the amendments to ASC 260 retrospectively. All other amendments may be applied prospectively or retrospectively. Early adoption is permitted. The Company is evaluating the potential impact of this guidance on its consolidated financial statements.
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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Corporate	$222,682	$209,112	$199,621
Small office home office (“SoHo”)	127,002	141,258	162,916
Other	12	12	25
Total revenues	$349,696	$350,382	$362,562

Timing of revenue recognition
Point in time	$2,287	$1,064	$427
Over time	347,409	349,318	362,135
Total revenues	$349,696	$350,382	$362,562
The Company has recorded $20.1 million and $22.0 million of revenue for the years ended December 31, 2025 and 2024, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

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
4.Fair Value Measurements
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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $65.1 million and $26.8 million as of December 31, 2025 and 2024, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
The fair value of fixed interest rate long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 7 - Long-Term Debt). The carrying value of long-term debt is reflected in the financial statements at cost.
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
The carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) as of December 31, 2025 and 2024, was $8.0 million and $4.0 million, respectively, and is included in other assets within the Company’s Consolidated Balance Sheets. The Company reviews these investments at each reporting period to determine if there are indicators of impairment. If the Company determines that an investment is impaired, the loss will be recorded in the period in which the impairment is identified. During the years ended December 31, 2025, 2024 and 2023, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.

5.Property and Equipment
Property and equipment, stated at cost, at December 31, 2025 and 2024 consisted of the following (in thousands):

	2025	2024
Internal-use software development costs	$99,961	$88,244
Computers, software and equipment	19,504	18,616
Furniture and fixtures	892	882
Leasehold improvements	1,724	1,715
Internal-use software development costs in process	67,400	46,676
	189,481	156,133
Less: Accumulated depreciation and amortization	(72,612)	(56,057)
Total property and equipment, net	$116,869	$100,076
Depreciation and amortization expense was $16.1 million, $16.8 million and $13.1 million for the years ended December 31, 2025, 2024 and 2023, respectively.
6.Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the years ended December 31, 2025 and 2024 are as follows (in thousands):

Amount
Balance as of January 1, 2024	$348,822
Foreign exchange translation	(3,786)
Balance as of December 31, 2024	$345,036
Foreign exchange translation	7,903
Balance as of December 31, 2025	$352,939
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as of December 31, 2025 and 2024 as follows (in thousands):

	2025	2024
Trade names	$27,422	$27,316
Other	4,045	4,045
Total	$31,467	$31,361

Intangible Assets Subject to Amortization:
As of December 31, 2025, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.1 years	$8,299	$8,148	$151
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.6 years	109,663	103,616	6,047
Other purchased intangibles	1.0 year	11,917	10,821	1,096
Total		$184,220	$176,926	$7,294
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
Expected amortization expenses for intangible assets subject to amortization at December 31, 2025 are as follows (in thousands):

Fiscal Year:	Amount
2026	$2,105
2027	1,407
2028	986
2029	803
2030	651
Thereafter	1,342
Total	$7,294
Amortization expense was $2.6 million, $3.7 million and $4.3 million for the years ended December 31, 2025, 2024 and 2023, respectively.

7.Long-Term Debt
Long-term debt as of December 31, 2025 and 2024 consists of the following, terms defined below (in thousands):

	2025	2024
2026 Senior Notes	$—	$248,980
2028 Senior Notes	348,247	349,137
DDTL Facility	150,000	—
Revolving Credit Facility	64,000	—
Total	562,247	598,117
Less: deferred issuance costs	(3,878)	(5,135)
Total debt	558,369	592,982
Less: current portion, net of debt issuance costs	(7,047)	(18,902)
Total long-term debt, less current portion	$551,322	$574,080
As of December 31, 2024, the estimated fair value of the 2026 Senior Notes (as defined below) was approximately $246.2 million and was based on quoted market prices or dealer quotes for the 2026 Senior Notes, which are Level 1 inputs in the fair value hierarchy.
As of December 31, 2025 and 2024, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $349.1 million and $346.1 million, respectively, and was based on quoted market prices or dealer quotes for the 2028 Senior Notes, which are Level 1 inputs in the fair value hierarchy.
As of December 31, 2025, future contractual principal payments for debt were as follows (in thousands):

Total
Fiscal year:
2026	$7,500
2027	7,500
2028	547,247
2029	—
2030	—
Thereafter	—
Total	$562,247
2026 Senior Notes
On October 7, 2021, Consensus issued $305.0 million of 6.0% senior notes due in 2026 (the “2026 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. During the year ended December 31, 2025, the Company redeemed the remaining outstanding principal balance of the 2026 Senior Notes in full. The redemption was funded using proceeds from the 2025 Credit Facility (as defined below) and cash on hand. As of December 31, 2025, there was no outstanding principal balance or unamortized debt issuance costs related to the 2026 Senior Notes. For the year ended December 31, 2025, a loss on debt extinguishment of $0.8 million related to the redemption of the 2026 Senior Notes is included in interest expense on the Consolidated Statements of Income.

The following table provides additional information related to our 2026 Senior Notes as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Principal amount of 2026 Senior Notes	$—	248,980
Less: Debt issuance costs	—	(1,536)
Net carrying amount of 2026 Senior Notes	$—	$247,444
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as current portion of long-term debt and long-term debt, net of current portion, which are presented net of deferred issuance costs, on the Consolidated Balance Sheets as of December 31, 2025 and 2024. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
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
The Indenture contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of December 31, 2025.
The following table provides additional information related to our 2028 Senior Notes as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Principal amount of 2028 Senior Notes	$348,247	$349,137
Less: Debt issuance costs	(2,731)	(3,599)
Net carrying amount of 2028 Senior Notes	$345,516	$345,538
2022 Credit Agreement
On March 4, 2022, the Company entered into a Credit Agreement (the “2022 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and MUFG Union Bank, N.A., as agent (the “Agent”). Pursuant to the 2022 Credit Agreement, the Lenders provided Consensus with a senior secured revolving credit facility of $25.0 million with an option held by the Company to obtain an additional commitment of up to a maximum of $25.0 million. The final maturity of the credit facility was scheduled to occur on March 4, 2027. On July 9, 2025, this credit facility was retired with no balance.

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
Subject to the terms and conditions of the 2025 Credit Agreement, the Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. Borrowings under the DDTL Facility that are prepaid or repaid may not be reborrowed. Voluntary prepayments of loans and voluntary reductions of unused commitments under the 2025 Credit Agreement are permissible without penalty (other than customary interest breakage charges). The 2025 Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of the Company and secured by substantially all assets of the Company and the guarantors, subject to other customary exceptions.
Commencing with the first full fiscal quarter ending after the DDTL Facility is funded, the Company is required to make consecutive quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans). Due to the variable nature of these interest rates, the Company has determined that the carrying value of any borrowings under the 2025 Credit Facility approximates fair value. As of December 31, 2025, the Company had $150.0 million outstanding under the DDTL Facility and $64.0 million outstanding under the Revolving Credit Facility and the weighted-average interest rate on borrowings under the 2025 Credit Facility was 5.7%.
The 2025 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (including certain voluntary payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets. Additionally, the 2025 Credit Facility is subject to a maximum total net leverage ratio covenant and a minimum fixed charges coverage ratio covenant, in each case tested on a quarterly basis. The Company is in compliance with its covenants as of December 31, 2025.
The following table provides additional information related to our DDTL Facility as of December 31, 2025 (in thousands):

2025
Principal amount of DDTL Facility	$150,000
Less: Debt issuance costs	(1,147)
Net carrying amount of DDTL Facility	$148,853
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. During the years ended December 31, 2025 and 2024 the Company retired $15.7 million and $144.3 million, respectively, in principal of its senior notes under this program. Cumulatively as of December 31, 2025, $222.6 million in principal of the Company’s senior notes has been retired under this program. In connection with the Debt Repurchase Program, the Company reclassified $18.9 million of long-term debt, net of current portion to the current portion of long-term debt as of December 31, 2024 as the Company had the intention and cash on hand to extinguish this amount of debt within twelve months of the end of the reporting period.

For years ended December 31, 2025, 2024 and 2023 a (loss) gain on debt extinguishment of $(0.1) million, $6.6 million and $4.8 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Consolidated Statements of Income.
8.Leases
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
The Company accounts for operating leases greater than one year by recognizing the lease payments in cost of revenues and general and administrative expenses in the Consolidated Statements of Income. Operating lease costs are recognized on a straight-line basis from the commencement date to the end of the lease term. Amortization of finance lease right-of-use assets is included in general and administrative expenses in the Consolidated Statements of Income. Interest related to finance lease right-of-use assets, if any, is included in interest expense in the Consolidated Statements of Income. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive covenants.
The components of lease expense, recorded in cost of revenues and general and administrative expenses on the Consolidated Statements of Income, are as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Operating lease cost	$2,637	$2,491	$2,663
Short-term lease cost	182	182	1,671
Finance lease cost
Amortization of right-of-use assets	—	378	1,057
Total lease cost	$2,819	$3,051	$5,391
Supplemental cash flow information related to leases is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$3,056	$3,281	$2,999
Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$431	$1,304	$542

Other supplemental operating lease information consists of the following:

	December 31, 2025	December 31, 2024
Operating leases:
Weighted average remaining lease term	4.7 years	5.6 years
Weighted average discount rate	4.9%	4.9%
Maturities of operating lease liabilities as of December 31, 2025 are as follows (in thousands):

Total
Fiscal Year:
2026	$3,271
2027	2,916
2028	2,612
2029	2,691
2030	2,645
Thereafter	219
Total lease payments	14,354
Less: Imputed interest	(2,024)
Present value of operating lease liabilities	$12,330
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
9.Commitments and Contingencies
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
10.Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Prepaid insurance	$2,830	$2,601
Prepaid income taxes	5,484	2,065
Prepaid marketing expense	4,067	3,365
Prepaid software licenses	3,953	4,346
Other prepaid expenses	2,092	3,389
Other current assets	362	292
Total	$18,788	$16,059
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following as of December 31, 2025 and 2024 (in thousands):

	2025	2024
Accounts payable	$7,544	$7,383
Accrued sales and other taxes	6,969	6,796
Accrued interest	7,349	7,939
Accrued compensation	9,614	10,425
Accrued advertising expenses	1,611	2,719
Other accrued expenses	2,958	1,216
Total	$36,045	$36,477
11.Income Taxes
Income from operations before income taxes for the years ended December 31, 2025, 2024 and 2023 was as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Domestic	$47,869	$46,637	$30,998
Foreign	66,140	75,608	72,166
Income before income taxes	$114,009	$122,245	$103,164

Income tax expense consists of the following (in thousands):

	Years Ended December 31,
	2025	2024	2023
Current:
Federal	$3,539	$19,296	$17,330
State	463	3,774	4,058
Foreign	7,590	7,261	1,945
Total current tax expense	11,592	30,331	23,333

Deferred:
Federal	11,593	(3,733)	(852)
State	2,199	2,364	(884)
Foreign	4,098	3,848	4,272
Total deferred tax expense	17,890	2,479	2,536
Income tax expense	$29,482	$32,810	$25,869
The table below provides the updated requirements of ASU No. 2023-09 for 2025 (see Basis of Presentation and Summary of Significant Accounting Policies - Recent Accounting Pronouncements). The effective income tax rate for the year ended December 31, 2025 differs from the statutory federal income tax rate as follows (in thousands, except percentages):

	Year Ended December 31, 2025
	$	%
U.S. federal statutory income tax rate	$23,942	21.0%
Domestic state and local income taxes, net of federal benefit (1)	2,303	2.0
Foreign:
Canada	1,476	1.3
Ireland
Foreign rate differential	(4,081)	(3.6)
Other	149	0.1
Other Foreign	165	0.2
Tax credits:
Federal research and development credits	(1,108)	(1.0)
Effect of cross-border tax laws:
Net Global Intangible Low-Taxed Income	2,531	2.2
Other	271	0.2
Non-taxable or non-deductible items:
Nondeductible compensation	1,645	1.4
Other	631	0.6
Changes in valuation allowance	175	0.2
Other	86	0.1
Changes in unrecognized tax benefits	1,297	1.2
Total income tax expense and effective tax rate	$29,482	25.9%
(1) State and local income taxes in California, Colorado, Illinois, New York and New York City comprise the majority of the domestic state and local income taxes, net of federal effect category.
The effective tax rate for the year ended December 31, 2025, differs from the federal statutory rate primarily due to the foreign income inclusion, an increase in the net reserve for uncertain tax positions, impact of jurisdictional mix of earnings, various tax credits and certain expenses not deductible for tax purposes.

On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. The OBBBA did not have a significant impact on the Company’s effective tax rate for the year ended December 31, 2025.
As previously disclosed for the years ended December 31, 2024 and 2023, a reconciliation of the statutory federal income tax rate with the Company’s effective income tax rate is as follows:

	Years ended December 31,
	2024	2023
Statutory tax rate	21.0%	21.0%
State income taxes, net	2.0	2.1
Foreign rate differential	(2.9)	(1.8)
Foreign income inclusion	5.1	7.9
Foreign tax credit	(3.3)	(5.7)
Reserve for uncertain tax positions	2.9	3.1
Valuation allowance	0.8	—
Impact on deferred taxes of enacted tax law and rate changes	0.3	(0.1)
Tax credits and incentives	(2.1)	(2.6)
Executive compensation	0.3	1.4
Return to provision adjustments	0.3	(0.9)
Other	2.4	0.7
Effective tax rates	26.8%	25.1%
The effective tax rates for the years ended December 31, 2024 and 2023 differ from the federal statutory rate primarily due to the foreign income inclusion, an increase in the net reserve for uncertain tax positions, impact of jurisdictional mix of earnings, various tax credits and certain expenses not deductible for tax purposes.
Cash paid for income taxes, net of refunds is as follows (in thousands):

Year Ended December 31,
2025
Cash paid during the period for income taxes, net of refunds
U.S. federal	$4,950
U.S. state and local (1)	1,113
Foreign
Canada federal	3,018
Canada Ontario	1,674
Ireland	2,728
Other foreign (1)	1,163
Total cash paid during the period for income taxes	$14,646
(1) There were no individual jurisdictions equaling 5% or more of the total income taxes paid (net of refunds) for the year ended December 31, 2025.
Cash paid for income taxes, net of refunds received (prior to ASU 2023-09), was $26.4 million and $16.6 million during the years ended December 31, 2024 and 2023.
The primary foreign tax jurisdictions that the Company operates in are: Canada, Ireland and Japan with statutory tax rates of 26.5%, 12.5% and 30.6%, respectively.

Deferred tax assets and liabilities result from differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Temporary differences and carryforwards which give rise to deferred tax assets and liabilities are as follows (in thousands):

	December 31,
	2025	2024
Deferred tax assets:
Net operating loss carryforwards	$328	$44
Tax credit carryforwards	2,141	1,716
Accrued expenses	1,321	1,264
Allowance for bad debt	765	1,401
Share-based compensation expense	3,278	3,568
Basis difference in intangibles	7,275	9,259
Basis difference in developed software	—	2,772
Deferred revenue	826	918
Operating lease	2,975	3,550
State taxes	158	665
Section 163(j) interest limitation	9,505	7,820
Other	2,518	2,769
	31,090	35,746
Less: valuation allowance	(1,424)	(1,064)
Total deferred tax assets	$29,666	$34,682

Deferred tax liabilities:
Basis difference in property and equipment	$(240)	$(132)
Basis difference in developed software	(9,041)	—
ROU asset	(1,205)	(1,617)
Prepaid expenses	(3,076)	(1,757)
Other	(1,614)	(1,546)
Total deferred tax liabilities	(15,176)	(5,052)
Net deferred tax assets	$14,490	$29,630

Reported as:
Deferred income taxes (non-current assets)	$21,666	$30,521
Deferred income taxes (non-current liabilities)	7,176	891
Net deferred tax assets	$14,490	$29,630
The Company had approximately $14.5 million and $29.6 million in net deferred tax assets as of December 31, 2025 and 2024, respectively, related primarily to tax bases differences in intangibles and developed software and the Section 163(j) interest limitation. Based on the weight of available evidence, the Company assesses whether it is more likely than not that some portion or all of a deferred tax asset will not be realized. If necessary, the Company records a valuation allowance sufficient to reduce the deferred tax asset to the amount that is more likely than not to be realized. As of December 31, 2025, the Company had a valuation allowance of $1.4 million against its foreign tax credit. As of December 31, 2024, the Company had a valuation allowance of $1.1 million against its foreign tax credit.
As of December 31, 2025 and 2024, the Company had an interest expense limitation carryforward of $40.8 million and $32.9 million, respectively, which carries forward indefinitely.

As of December 31, 2025 and 2024, the Company had $2.1 million and $1.7 million, respectively, of foreign tax credit carryforwards. If unused, these credits will begin to expire in 2031.

In addition, as of December 31, 2025 and 2024, the Company had state research and development tax credits of $1.9 million and $1.7 million, respectively, which can be carried forward indefinitely. As of December 31, 2025, the Company also had $1.7 million of state net operating loss carryforwards that will expire in 2044, if unused.
Federal and state laws can impose substantial restrictions on the utilization of tax credit carryforwards in the event of an “ownership change,” as defined in Section 382 of the Internal Revenue Code. The Company has determined that no significant limitation would be placed on the utilization of its tax credit carryforwards due to ownership changes.
The Company had approximately $315.8 million of undistributed earnings from foreign subsidiaries as of December 31, 2025. The Company considers earnings of $46.4 million of certain non-U.S. subsidiaries to be indefinitely invested outside the United States on the basis of estimates that future domestic cash generation will be sufficient to meet future domestic cash needs and our specific plans for reinvestment of those subsidiary earnings. If the Company decides to repatriate these foreign earnings, the Company would need to adjust the income tax provision in the period in which it is determined that the earnings will no longer be indefinitely invested outside the United States.
Certain tax payments are prepaid during the year and are included within prepaid expenses and other current assets on the Consolidated Balance Sheets. The Company’s prepaid tax payments were $5.5 million and $2.1 million at December 31, 2025 and 2024, respectively (see Note 10 - Other Balance Sheet Account Details).
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
The aggregated changes in the balance of unrecognized tax benefits, which excludes interest and penalties, for 2025, 2024 and 2023, is as follows (in thousands):

	Years Ended December 31,
	2025	2024	2023
Beginning balance	$11,283	$8,487	$5,742
Increases related to tax positions during a prior year	30	—	—
Decreases related to tax positions taken during a prior year	(47)	—	—
Increases related to tax positions taken in the current year	1,403	2,796	2,745
Decreases related to expiration of statute of limitations	(571)	—	—
Ending balance	$12,098	$11,283	$8,487
As of December 31, 2025, the total amount of unrecognized tax benefits, excluding interest and penalties, was $12.1 million, which, if recognized, would affect the Company’s effective tax rate. As of December 31, 2024, the total amount of unrecognized tax benefits, excluding interest and penalties, was $11.3 million, which, if recognized, would affect the Company’s effective tax rate. As of December 31, 2023, the total amount of unrecognized tax benefits, excluding interest and penalties, was $8.5 million, which, if recognized, would affect the Company’s effective tax rate.
The Company includes interest and penalties related to unrecognized tax benefits within the provision for income taxes. As of December 31, 2025 and 2024, the total amount of interest and penalties accrued was $2.5 million and $2.0 million, respectively, which is classified as a liability for uncertain tax positions on the Consolidated Balance Sheets. In connection with tax matters, the Company recognized interest and penalty expense in 2025, 2024 and 2023 of $0.5 million, $0.8 million and $0.3 million, respectively.
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands, France and Hong Kong. As of December 31, 2025, the Company is not under audit in any jurisdiction that it operates within. The U.S. federal and most state tax returns filed for 2022 onwards, as well as certain state returns filed for 2021 onwards, are still open to examination by tax authorities. With respect to the Company’s international subsidiaries, tax returns filed for the years from 2019 onwards are still open to examination by tax authorities. Subsequent to December 31, 2025, the Company received notification of a review by the Irish tax authorities relating to tax years 2023 and 2024.
12.Stockholders’ Equity (Deficit)
Common Stock
Each holder of the common stock is entitled to one vote for each share on all matters to be voted upon by the stockholders. The holders of common stock have no cumulative voting rights. Subject to the preferences that may be applicable to any outstanding preferred stock, holders of common stock are entitled to receive ratably such dividends as may be declared by the Board of Directors out of funds legally available for that purpose. In the event of liquidation, dissolution or winding up of the Company, holders of common stock are entitled to share ratably in all assets remaining after payment of liabilities and the liquidation preferences of any outstanding preferred stock. Holders of common stock have no preemptive, conversion, or subscription rights, and there are no redemption or sinking fund provisions applicable to the common stock.
Preferred Stock
The Company’s Board of Directors is authorized, subject to limitations prescribed by Delaware law, to issue preferred stock in one or more series, to establish from time to time the number of shares to be included in each series, and to fix the designation, powers, preferences, and rights of the shares of each series and any of its qualifications, limitations, or restrictions, in each case without further vote or action by the stockholders. As of December 31, 2025 and 2024, there were no shares of preferred stock issued or outstanding.
Common Stock Repurchase Program
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase, in the public market, or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. The Company entered into Rule 10b-18 and Rule 10b5-1 trading plans under this program. During the years ended December 31, 2025 and 2024, the Company repurchased 1,013,085 and 57,063 shares, respectively, at an aggregate cost of $23.2 million (inclusive of excise tax of $0.1 million) and $1.0 million, respectively, under this program. Cumulatively as of December 31, 2025, 2,098,810 shares have been repurchased at an aggregate cost of $55.5 million (inclusive of excise tax of $0.3 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units or restricted stock awards that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the years ended December 31, 2025, 2024 and 2023 the Company withheld shares on its vested restricted stock units and restricted stock awards relating to its share-based compensation plans of 173,276, 122,406 and 61,878 shares, respectively.
Refer to Note 13 - Equity Incentive and Employee Stock Purchase Plan, for shares of common stock issued in relation to the Company’s equity incentive plan.
Dividends
The Company currently does not pay dividends to Consensus shareholders. Future dividends are subject to the approval of the Company’s Board of Directors. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 7 - Long-Term Debt).

13.Equity Incentive and Employee Stock Purchase Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”) and the 2021 Employee Stock Purchase Plan (the “Purchase Plan”).
The 2021 Equity Incentive Plan
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units, and other share-based awards. 4,000,000 shares of common stock are authorized to be used for 2021 Plan purposes. As of December 31, 2025, 870,811 shares were available to be issued under the 2021 Plan.
Restricted Stock and Restricted Stock Units
The Company has awarded restricted stock and restricted stock units to its Board of Directors and certain employees pursuant to the 2021 Plan. Compensation expense resulting from restricted stock and restricted stock unit grants is measured at fair value on the date of grant and is recognized as share-based compensation expense over the applicable vesting period. Vesting periods are generally one year for awards to members of the Company’s Board of Directors, three or four years for employees and five years for the Chief Executive Officer and Chief Operating Officer. The Company granted 713,155, 809,439 and 567,218 restricted stock units during the years ended December 31, 2025, 2024 and 2023, respectively.
Restricted Stock Units with Market Conditions or Performance Conditions
The Company has awarded certain key employees market-based and performance-based restricted stock units pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. For awards with market conditions, the conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified stock price targets for 20 out of 30 trading days or 20 out of 25 trading days (look-back period), based on the award agreement. Share-based compensation expense related to an award with a market condition is recognized over the requisite service period using the graded-vesting method, unless the market condition has been met and the requisite service period has been completed, then the expense will be accelerated and recognized in the period that the market condition and service period requirement have been met. For awards with performance-based conditions, share-based compensation expense is recognized using the graded-vesting method over the requisite service period if it is probable that the performance condition will be satisfied. The performance vesting conditions generally relate to the achievement of specified internal financial and operational targets. The share-based compensation expense for performance-based awards is evaluated each quarter based on the achievement of the performance conditions. The effect of a change in the estimated number of performance-based awards expected to be earned is recognized in the period those estimates are revised.
During the years ended December 31, 2025, 2024 and 2023, the Company granted 15,335, 190,749 and 122,150 shares, respectively, of market-based and performance-based restricted stock units. The per share weighted-average grant-date fair values of the performance-based awards granted during the year ended December 31, 2025 were $28.03. There were no performance-based awards granted during the years ended December 31, 2024 and 2023. The per share weighted-average grant-date fair values of the market-based awards granted during the years ended December 31, 2024 and 2023 were $24.34 and $23.69, respectively, as determined by the Monte Carlo valuation. There were no market-based awards granted during the year ended December 31, 2025. Notwithstanding the valuation, for the underlying stock price assumption, all market-based stock awards utilize the market value at the close of business on the date the grant is awarded.
The Monte Carlo valuation model used to estimate the fair value of the market-based awards granted utilized the following weighted-average assumptions:

	December 31, 2024	December 31, 2023
Underlying stock price at valuation date	$25.04	$25.00
Expected volatility	63.9%	50.0%
Risk-free interest rate	4.1%	4.2%
Contractual term	8 years	8 years

There was no restricted stock activity for the year ended December 31, 2025. Restricted stock activity for the years ended December 31, 2024 and 2023 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Nonvested at January 1, 2023	35,416	$38.42
Granted	—	—
Vested	(19,737)	37.77
Canceled	—	—
Nonvested at December 31, 2023	15,679	39.24
Granted	—	—
Vested	(9,225)	37.95
Canceled	(6,454)	41.07
Nonvested at December 31, 2024	—	$—
As of December 31, 2025, the Company had no outstanding restricted stock awards and no unrecognized share-based compensation cost related to its restricted stock awards, as they had been fully expensed as of December 31, 2024.
Restricted stock unit activity for the years ended December 31, 2025, 2024 and 2023 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2023	1,082,451	$51.63
Granted	689,368	27.21
Vested	(173,356)	55.96
Canceled	(37,906)	55.45
Outstanding at December 31, 2023	1,560,557	40.27
Granted	1,000,188	24.04
Vested	(383,225)	37.58
Canceled	(81,204)	34.41
Outstanding at December 31, 2024	2,096,316	33.24
Granted	728,490	22.60
Vested	(553,636)	32.31
Canceled	(68,665)	28.67
Outstanding at December 31, 2025	2,202,505	$30.10
The total fair value as of the respective vesting dates of restricted stock units that vested during the years ended December 31, 2025, 2024 and 2023 was $12.8 million, $8.8 million, and $5.1 million, respectively. As of December 31, 2025, the Company had unrecognized share-based compensation cost related to its restricted stock units of $34.3 million, which is expected to be recognized over a weighted-average period of 2.6 years.
The Company recognized $1.9 million, $1.9 million and $0.9 million of tax benefits related to the share-based compensation costs for the years ended December 31, 2025, 2024 and 2023, respectively, related to the 2021 Plan.
Employee Stock Purchase Plan (“ESPP”)
In October of 2021, Consensus established the Purchase Plan, which provides the issuance of a maximum of 1,000,000 shares of common stock. Under the Purchase Plan, eligible employees can have up to 15% of their earnings withheld, up to certain maximums, to be used to purchase shares of Consensus’ common stock on certain plan-defined dates. The purchase price for each offering period is 85% of the lesser of the fair market value of a share of common stock of the Company on the first or last day of the offering period, with each offering period being six months. As of December 31, 2025, 751,973 shares were available to be issued under the Purchase Plan.
The plan includes a provision which allows for the more favorable of two exercise prices, commonly referred to as a “look-back” feature. The purchase price discount and the look-back feature cause the Purchase Plan to be compensatory and therefore, the Company is required to recognize compensation expense. The compensation cost is recognized on a straight-line basis over the requisite service period, which is the same as the offering period of the Purchase Plan. The Company used the Black-Scholes option pricing model to calculate the estimated fair value of the purchase right issued under the Purchase Plan. The expected volatility is based on historical volatility of the Company’s common stock. The risk-free interest rate is based on U.S. Treasury zero-coupon issues with a term equal to the expected term of the option assumed at the date of grant. Estimated forfeiture rates were 5.30%, 5.93% and 7.69% as of December 31, 2025, 2024 and 2023, respectively.
During 2025, 2024 and 2023, 67,173, 81,674 and 56,663 Consensus shares were purchased under the Purchase Plan for a weighted average purchase price of $19.45, $16.33 and $24.45 per share, respectively. Cash received upon issuance of the Company’s common stock under the Purchase Plan was $1.3 million, $1.3 million and $1.4 million for the years ended December 31, 2025, 2024 and 2023, respectively. As of December 31, 2025, there are 751,973 shares available under the Purchase Plan for future issuance.
The compensation expense related to the Purchase Plan has been estimated utilizing the following assumptions:

	December 31, 2025	December 31, 2024	December 31, 2023
Risk-free interest rate	3.80%	4.44%	5.38%
Expected term (in years)	0.5	0.5	0.5
Dividend yield	0.00%	0.00%	0.00%
Expected volatility	50.47%	49.53%	53.57%
Weighted average volatility	50.47%	49.53%	53.57%
14.    Defined Contribution 401(k) Savings Plan
Consensus has a 401(k) Savings Plan that qualifies under Section 401(k) of the Internal Revenue Code. Eligible U.S. employees may contribute a portion of their salary through payroll deductions, subject to certain limitations. The Company may make annual contributions at its sole discretion to these plans. For the years ended December 31, 2025, 2024 and 2023, the Company made contributions of $1.2 million, $1.1 million and $1.1 million, respectively, to this 401(k) Savings Plan.

15.Earnings Per Share
The components of basic and diluted earnings per share for the years ended December 31, 2025, 2024 and 2023 are as follows (in thousands, except share and per share data):

	Years Ended December 31,
	2025	2024	2023
Numerator for basic and diluted net income per common share:
Net income attributable to common shareholders	$84,527	$89,435	$77,295
Net income available to participating securities (1)	—	(9)	(59)
Net income available to common shareholders from operations	$84,527	$89,426	$77,236
Denominator:
Weighted-average outstanding shares of common stock	19,250,895	19,286,579	19,582,460
Dilutive effect of:
Equity incentive plans	196,232	94,227	13,970
Employee stock purchase plan	2,035	3,043	4,522
Common stock and common stock equivalents	19,449,162	19,383,849	19,600,952
Net income per share from operations:
Basic	$4.39	$4.64	$3.94
Diluted	$4.35	$4.62	$3.94
(1) Represents unvested share-based payment awards that contain certain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid).
For the years ended December 31, 2025, 2024 and 2023, 903,348, 1,144,088 and 872,418 anti-dilutive shares were excluded from earnings per share calculation, respectively.

16.Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Years Ended December 31,
	2025	2024	2023

Revenues	$349,696	$350,382	$362,562
Less:
Salary and benefits	84,428	83,361	80,503
Marketing	19,818	20,544	34,825
Phone operations	16,392	16,003	17,989
Outside services	15,222	15,801	20,166
Depreciation and amortization	18,733	20,516	17,421
Other segment items (1)	44,864	44,757	44,429
Segment operating profit	150,239	149,400	147,229

Interest expense	(35,528)	(33,979)	(45,367)
Interest income	2,515	2,546	3,715
Other (expense) income, net (2)	(3,217)	4,278	(2,413)
Segment earnings before income taxes	$114,009	$122,245	$103,164

Income tax expense	29,482	32,810	25,869
Segment net income	$84,527	$89,435	$77,295
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

	Years Ended December 31,
	2025	2024	2023
Revenues:
United States	$274,334	$276,472	$286,829
Canada	56,006	53,449	52,216
Ireland	10,804	12,035	14,534
All other countries	8,552	8,426	8,983
Foreign countries	75,362	73,910	75,733
Total	$349,696	$350,382	$362,562

The following presents the Company’s long-lived assets by geographic region, which consist of property and equipment, net and operating lease right-of-use assets (in thousands):

	December 31, 2025	December 31, 2024
Long-lived assets:
United States	$121,947	$106,244
Canada	—	191
Ireland	18	155
All other countries	2	1
Foreign countries	20	347
Total	$121,967	$106,591
17.    Supplemental Cash Flows Information
Cash paid for interest on outstanding debt during the years ended December 31, 2025, 2024 and 2023 was $37.3 million, $43.5 million and $51.4 million, respectively.
The Company capitalized $3.9 million, $2.9 million and $2.6 million of interest expense within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2025, 2024 and 2023, respectively.
The Company capitalized $2.6 million, $2.8 million and $1.9 million of share-based compensation cost within property and equipment, net on the Company’s Consolidated Balance Sheets during the years ended December 31, 2025, 2024 and 2023, respectively.
Item 9. Changes In And Disagreements With Accountants On Accounting And Financial Disclosure
    None.

Item 9A.Controls and Procedures
Evaluation of Disclosure Controls and Procedures
The Company maintains disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) that are designed to ensure that information required to be disclosed in the Company’s reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the principal executive officer and the principal financial officer, as appropriate, to allow timely decisions regarding required disclosure. Our CEO and CFO concluded that, as of December 31, 2025, our disclosure controls and procedures were effective, at a reasonable assurance level.

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

Management’s Annual Report on Internal Control Over Financial Reporting
Consensus’ management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) for Consensus. In order to evaluate the effectiveness of internal control over financial reporting, as required by Section 404 of the Sarbanes-Oxley Act, management has conducted an assessment, including testing, using the criteria in Internal Control – Integrated Framework, issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) using the 2013 framework. Our system of internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Based on its assessment, management has concluded that Consensus’ internal control over financial reporting was effective as of December 31, 2025. The effectiveness of our internal controls over financial reporting as of December 31, 2025 has been audited by Deloitte & Touche, LLP, an independent registered public accounting firm and their opinion is stated in their report which is included in Part II, Item 8 of this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There have been no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that occurred during the fourth quarter of our fiscal year ended December 31, 2025 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information
(c)    Trading Plans

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections
Not applicable.

                        PART III

Item 10.Directors, Executive Officers and Corporate Governance
The information required by this item is incorporated by reference to the information to be set forth in our proxy statement (“2026 Proxy Statement”) for the 2026 annual meeting of stockholders to be filed with the SEC within 120 days after the end of our fiscal year ended December 31, 2025.

Item 11. Executive Compensation
The information required by this item is incorporated by reference to the information to be set forth in our 2026 Proxy Statement.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
The information required by this item is incorporated by reference to the information to be set forth in our 2026 Proxy Statement.

Item 13. Certain Relationships and Related Transactions, and Director Independence
The information required by this item is incorporated by reference to the information to be set forth in our 2026 Proxy Statement.

Item 14. Principal Accountant Fees and Services
The information required by this item is incorporated by reference to the information to be set forth in our 2026 Proxy Statement.

                        PART IV

Item 15.Exhibits and Financial Statement Schedules
    (a) 1. Financial Statements.
The following financial statements are filed as a part of this Annual Report on Form 10-K:
Report of Independent Registered Public Accounting Firm
(Deloitte & Touche LLP; Los Angeles, California; PCAOB ID #34)
Consolidated Balance Sheets
Consolidated Statements of Income
Consolidated Statements of Comprehensive Income
Consolidated Statements of Stockholders’ Equity (Deficit)
Consolidated Statements of Cash Flows
Notes to Consolidated Financial Statements

2.   Financial Statement Schedule

The following financial statement schedule is filed as part of this Annual Report on Form 10-K:
Schedule II-Valuation and Qualifying Accounts for the three years ended December 31, 2025

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

2.1
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

4.1
2026 Notes Indenture, dated as of October 7, 2021, by and between Consensus Cloud Solutions, Inc. Wilmington Trust, National Association, and the Guarantors named therein. (incorporated by reference to Ex. 4.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

4.2
2028 Notes Indenture, dated as of October 7, 2021, by and between Consensus Cloud Solutions, Inc. Wilmington Trust, National Association, and the Guarantors named therein.(incorporated by reference to Ex. 4.2 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

4.3	Form of 2026 Note (included in Exhibit 4.1).
4.4	Form of 2028 Note (included in Exhibit 4.2).
4.5	Description of Registrant’s securities (incorporated by reference to Ex. 4.5 to Consensus’ Annual Report on Form 10-K for the period ended December 31, 2024, File No. 001-40750).
10.1
Transition Services Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.1 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.2
Tax Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.2 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.3
Employee Matters Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.3 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.4
Intellectual Property License Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.4 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.5
Stockholder and Registration Rights Agreement, dated as of October 7, 2021, by and between Ziff Davis, Inc. and Consensus Cloud Solutions, Inc. (incorporated by reference to Ex. 10.5 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.6†
Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan (incorporated by reference to Ex. 10.6 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.7†
Consensus Cloud Solutions, Inc. 2021 Employee Stock Purchase Plan (incorporated by reference to Ex. 10.7 to Consensus’ Current Report on Form 8-K filed with the Commission on October 8, 2021, File No. 001-40750).

10.8
Credit Agreement, dated as of July 9, 2025, by and between Consensus Cloud Solutions, Inc., the lenders party thereto, and U.S. Bank National Association, as agent (incorporated by reference to Ex. 10.1 to Consensus’ Quarterly Report on Form 10-Q for the period ended June 30, 2025, File No. 001-40750).

19.1	Consensus Cloud Solutions, Inc. Insider Trading Policy (incorporated by reference to Ex. 19.1 to Consensus’ Annual Report on Form 10-K for the period ended December 31, 2024, File No. 001-40750).

21.1*	List of subsidiaries of Consensus Cloud Solutions, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche, LLP
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1
Consensus Cloud Solutions, Inc. Compensation Clawback Policy (incorporated by reference to Ex. 97.1 to Consensus’ Annual Report on Form 10-K for the period ended December 31, 2024, File No. 001-40750).

101*
The following financial information from Consensus Cloud Solutions, Inc.’s Annual Report on Form 10-K for the year ended December 31, 2025, formatted in XBRL (eXtensible Business Reporting Language): (i) Consolidated Balance Sheets as of December 31, 2025 and December 31, 2024, (ii) Consolidated Statements of Income for the years ended December 31, 2025, 2024 and 2023, (iii) Consolidated Statements of Comprehensive Income for the years ended December 31, 2025, 2024 and 2023, (iv) Consolidated Statements of Cash Flows for the years ended December 31, 2025, 2024 and 2023, (v) Consolidated Statements of Stockholders’ Equity (Deficit) for the years ended December 31, 2025, 2024 and 2023, and (vi) the Notes to Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith † Management contract or compensatory plan or arrangement.

Item 16.Form 10-K Summary

None.

SIGNATURE

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 12, 2026.

Consensus Cloud Solutions, Inc.

By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer
(Principal Executive Officer)
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated, in each case on February 12, 2026.

Signature	Title

/s/ R. SCOTT TURICCHI	Chief Executive Officer and Director
R. Scott Turicchi	(Principal Executive Officer)

/s/ JAMES C. MALONE	Chief Financial Officer
James C. Malone	(Principal Financial and Accounting Officer)

/s/ DOUGLAS Y. BECH	Director
Douglas Y. Bech

/s/ ELAINE HEALY	Director
Elaine Healy

/s/ STEPHEN ROSS	Director
Stephen Ross

/s/ NATE SIMMONS	Director
Nate Simmons

/s/ PAMELA SUTTON-WALLACE	Director
Pamela Sutton-Wallace

SCHEDULE II - VALUATION AND QUALIFYING ACCOUNTS
(In thousands)

Description	Balance at Beginning of Period	Additions: Charged to Costs and Expenses	Deductions: Write-offs (1) and recoveries	Balance at End of Period
Year Ended December 31, 2025:
Allowance for doubtful accounts	$5,774	$4,180	$(6,849)	$3,105
Year Ended December 31, 2024:
Allowance for doubtful accounts	$6,271	$5,104	$(5,601)	$5,774
Year Ended December 31, 2023:
Allowance for doubtful accounts	$4,681	$5,897	$(4,307)	$6,271
(1) Represents specific amounts written off that were considered to be uncollectible.