Form 10-Q
period 2026-03-31
Consensus Cloud Solutions, Inc.
filed 2026-05-08
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of May 4, 2026, there were approximately 18,397,950 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	March 31, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$92,294	$74,685
Accounts receivable, net of allowances of $2,865 and $3,105, respectively	24,406	23,686
Prepaid expenses and other current assets	13,530	18,788
Total current assets	130,230	117,159
Property and equipment, net	120,789	116,869
Operating lease right-of-use assets	4,724	5,098
Intangibles, net	38,209	38,761
Goodwill	351,297	352,939
Deferred income taxes	21,149	21,666
Other assets	12,341	11,323
TOTAL ASSETS	$678,739	$663,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$40,485	$36,045
Income taxes payable, current	1,890	97
Deferred revenue, current	20,238	19,773
Operating lease liabilities, current	2,522	2,576
Current portion of long-term debt	7,046	7,047
Total current liabilities	72,181	65,538
Long-term debt, net of current portion	549,781	551,322
Deferred revenue, noncurrent	1,484	1,567
Operating lease liabilities, noncurrent	9,166	9,754
Liability for uncertain tax positions	14,876	14,484
Deferred income taxes	9,054	7,176
Other long-term liabilities	194	201
TOTAL LIABILITIES	656,736	650,042
Commitments and contingencies (Note 8)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 21,097,257 and 21,057,258 shares and total outstanding is 18,397,950 and 18,958,448 shares as of March 31, 2026 and December 31, 2025, respectively	211	211
Treasury stock, at cost (2,699,307 and 2,098,810 shares as of March 31, 2026 and December 31, 2025, respectively)	(72,646)	(55,476)
Additional paid-in capital	81,254	76,984
Retained earnings	25,534	849
Accumulated other comprehensive loss	(12,350)	(8,795)
TOTAL STOCKHOLDERS’ EQUITY	22,003	13,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$678,739	$663,815

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended March 31,
	2026	2025
Revenues	$88,467	$87,138

Cost of revenues (1)	16,900	18,070
Gross profit	71,567	69,068
Operating expenses:
Sales and marketing (1)	13,816	12,788
Research, development and engineering (1)	1,916	1,712
General and administrative (1)	18,093	17,071
Total operating expenses	33,825	31,571
Income from operations	37,742	37,497
Interest expense	(7,763)	(8,976)
Interest income	661	451
Other income (expense), net	1,416	(1,097)
Income before income taxes	32,056	27,875
Income tax expense	7,371	6,723
Net income	$24,685	$21,152

Net income per common share:
Basic	$1.32	$1.08
Diluted	$1.30	$1.07

Weighted average shares outstanding:
Basic	18,705,051	19,530,579
Diluted	19,041,227	19,690,822

(1) Includes share-based compensation expense as follows:
Cost of revenues	$442	$476
Sales and marketing	751	714
Research, development and engineering	138	105
General and administrative	2,933	2,969
Total	$4,264	$4,264

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025

Net income	$24,685	$21,152
Other comprehensive (loss) income:
Foreign currency translation adjustment	(3,555)	4,368
Other comprehensive (loss) income	(3,555)	4,368
Comprehensive income	$21,130	$25,520

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Three Months Ended March 31,
	2026	2025
Cash flows from operating activities:
Net income	$24,685	$21,152
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	4,898	5,178
Amortization of financing costs and discounts	380	420
Non-cash operating lease costs	374	394
Share-based compensation	4,264	4,264
Provision for doubtful accounts	1,337	1,417
Deferred income taxes, net	1,890	33
Loss on extinguishment of debt	—	77
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(2,305)	(3,148)
Prepaid expenses and other current assets	5,253	4,710
Other assets	(1,065)	105
Increase (decrease) in:
Accounts payable and accrued expenses	3,712	3,276
Income taxes payable	2,237	2,215
Deferred revenue	425	829
Operating lease liabilities	(642)	(393)
Liability for uncertain tax positions	392	418
Other liabilities	(8)	(4)
Net cash provided by operating activities	45,827	40,943
Cash flows from investing activities:
Purchases of property and equipment	(7,372)	(7,196)
Purchase of investments	—	(5,000)
Net cash used in investing activities	(7,372)	(12,196)
Cash flows from financing activities:
Repayment of term loan	(1,875)	—
Repurchase of common stock	(17,012)	(34)
Taxes paid related to net share settlement	(734)	(339)
Repurchase of debt	—	(9,749)
Net cash used in financing activities	(19,621)	(10,122)
Effect of exchange rate changes on cash and cash equivalents	(1,225)	1,229
Net change in cash and cash equivalents	17,609	19,854
Cash and cash equivalents at beginning of period	74,685	33,545
Cash and cash equivalents at end of period	$92,294	$53,399

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total deficit
	Shares	Amount	capital	Shares	Amount	deficit	loss
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	21,152	—	21,152
Foreign currency translation adjustment	—	—	—	—	—	—	4,368	4,368
Vested restricted stock	31,885	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(13,477)	—	(339)	—	—	—	—	(339)
Repurchase of common stock	—	—	—	(1,471)	(34)	—	—	(34)
Share-based compensation	—	—	4,958	—	—	—	—	4,958
Balance, March 31, 2025	20,628,133	$206	$63,992	(1,087,196)	$(32,347)	$(62,526)	$(18,683)	$(49,358)

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount	capital	Shares	Amount
Balance, January 1, 2026	21,057,258	$211	$76,984	(2,098,810)	$(55,476)	$849	$(8,795)	$13,773
Net income	—	—	—	—	—	24,685	—	24,685
Foreign currency translation adjustment	—	—	—	—	—	—	(3,555)	(3,555)
Vested restricted stock	64,758	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(24,759)	—	(734)	—	—	—	—	(734)
Repurchase of common stock	—	—	—	(600,497)	(17,170)	—	—	(17,170)
Share-based compensation	—	—	5,004	—	—	—	—	5,004
Balance, March 31, 2026	21,097,257	$211	$81,254	(2,699,307)	$(72,646)	$25,534	$(12,350)	$22,003

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
Basis of Presentation
The accompanying interim condensed consolidated financial statements are unaudited and have been prepared in accordance with instructions for Form 10-Q and Article 10 of Regulation S-X issued by the Securities and Exchange Commission (“SEC”). Accordingly, they do not include all of the information and note disclosures required by accounting principles generally accepted in the United States of America (“GAAP”) for complete financial statements. The Company believes that the disclosures made are adequate to make that information not misleading. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for the fair statement of these interim financial statements have been reflected. It is suggested that these financial statements be read in conjunction with the audited financial statements and the related notes thereto for the year ended December 31, 2025, included in our Annual Report (Form 10-K) filed with the SEC on February 13, 2026. Accordingly, significant accounting policies and other disclosures normally provided have been omitted since such items are disclosed therein.
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
Significant Accounting Policies
There have been no material changes to our significant accounting policies from our Annual Report on Form 10-K for the fiscal year ended December 31, 2025.
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
2.Recent Accounting Pronouncements
In July 2025, the FASB issued ASU No. 2025-05, Financial Instruments - Credit Losses (Topic 326): Measurement of Credit Losses for Accounts Receivable and Contract Assets (“ASU 2025-05”). The amendments in this ASU provide a practical expedient permitting an entity to assume that conditions at the balance sheet date remain unchanged over the life of the asset when estimating expected credit losses for current accounts receivable and current contract assets. The amendments in this ASU should be applied on a prospective basis. The amendments in this ASU are effective for annual periods beginning after December 15, 2025, and for interim periods within those annual periods. Early adoption is permitted. The Company adopted the provisions of ASU 2025-05 in the first quarter of 2026 and elected to apply the practical expedient. ASU 2025-05 did not materially impact our consolidated financial statements upon adoption.
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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues
Corporate	$58,722	$54,289
Small office home office (“SoHo”)	29,745	32,849
Total	$88,467	$87,138

Timing of revenue recognition
Point in time	$427	$643
Over time	88,040	86,495
Total	$88,467	$87,138
The Company has recorded $9.0 million and $9.5 million of revenue for the three months ended March 31, 2026 and 2025, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

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
The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $57.1 million and $65.1 million as of March 31, 2026 and December 31, 2025, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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
The carrying amount of the Company’s investments accounted for using the measurement alternative method in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”) as of March 31, 2026 and December 31, 2025, was $8.0 million and $8.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. The Company reviews these investments at each reporting period to determine if there are indicators of impairment. If the Company determines that an investment is impaired, the loss will be recorded in the period in which the impairment is identified. During the three months ended March 31, 2026 and 2025, the Company did not recognize any unrealized gains or losses and did not have any impairments during the respective periods.

5.    Property and Equipment
Property and equipment, stated at cost, consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Internal-use software development costs	$120,285	$99,961
Computers, software and equipment	19,466	19,504
Furniture and fixtures	890	892
Leasehold improvements	1,722	1,724
Internal-use software development costs in process	55,312	67,400
	197,675	189,481
Less: Accumulated depreciation and amortization	(76,886)	(72,612)
Total property and equipment, net	$120,789	$116,869
Depreciation and amortization expense was $4.4 million and $4.5 million for the three months ended March 31, 2026 and 2025, respectively.
No impairment was recorded in the three months ended March 31, 2026 and 2025.
6.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the three months ended March 31, 2026 are as follows (in thousands):

Amount
Balance as of January 1, 2026	$352,939
Foreign exchange translation	(1,642)
Balance as of March 31, 2026	$351,297
As of March 31, 2026 the Company’s goodwill had no accumulated impairment.
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as follows (in thousands):

	March 31, 2026	December 31, 2025
Trade names	$27,400	$27,422
Other	4,045	4,045
Total	$31,445	$31,467

Intangible Assets Subject to Amortization:
As of March 31, 2026, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.1 years	$8,260	$8,141	$119
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.5 years	109,173	103,585	5,588
Other purchased intangibles	1.0 year	11,913	10,856	1,057
Total		$183,687	$176,923	$6,764
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
Expected amortization expenses for intangible assets subject to amortization at March 31, 2026 are as follows (in thousands):

Fiscal Year:	Amount
2026 (remainder)	$1,577
2027	1,405
2028	986
2029	803
2030	651
Thereafter	1,342
Total	$6,764
Amortization expense was $0.5 million and $0.7 million for the three months ended March 31, 2026 and 2025, respectively.
No impairment of intangible assets was recorded in the three months ended March 31, 2026 and 2025.

7.    Long-Term Debt
Long-term debt consists of the following, terms defined below (in thousands):

	March 31, 2026	December 31, 2025
2028 Senior Notes	$348,247	$348,247
DDTL Facility	148,125	150,000
Revolving Credit Facility	64,000	64,000
Total	560,372	562,247
Less: deferred issuance costs	(3,545)	(3,878)
Total debt	556,827	558,369
Less: current portion, net of debt issuance costs	(7,046)	(7,047)
Total long-term debt, less current portion	$549,781	$551,322
As of March 31, 2026 and December 31, 2025, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $344.8 million and $349.1 million, respectively.
The Company capitalized $1.1 million and $0.8 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended March 31, 2026 and 2025, respectively.
As of March 31, 2026, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2026 (remainder)	$5,625
2027	7,500
2028	547,247
2029	—
2030	—
Thereafter	—
Total	$560,372
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.
The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of March 31, 2026.

2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent (the “Agent”). Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The final maturity of the 2025 Credit Facility will occur on July 10, 2028, subject to limited customary accelerators. The Company incurred debt issuance costs of $1.7 million associated with the 2025 Credit Agreement, of which $0.6 million and $1.1 million were allocated to the Revolving Credit Facility and the DDTL Facility, respectively.
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
Commencing with the first full fiscal quarter ending after the DDTL Facility was funded, the Company is required to make quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans). Due to the variable nature of these interest rates, the Company has determined that the carrying value of any borrowings under the 2025 Credit Facility approximates fair value. As of March 31, 2026 and December 31, 2025, the Company had $148.1 million and $150.0 million outstanding under the DDTL Facility, respectively, and had $64.0 million outstanding under the Revolving Credit Facility, at both March 31, 2026 and December 31, 2025. The weighted-average interest rate on borrowings under the 2025 Credit Facility as of March 31, 2026 was 5.4%.
The 2025 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (including certain voluntary payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets. Additionally, the 2025 Credit Facility is subject to a maximum total net leverage ratio covenant and a minimum fixed charges coverage ratio covenant, in each case tested on a quarterly basis. The Company is in compliance with its covenants as of March 31, 2026.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and the 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three months ended March 31, 2026, the Company made no repurchases under this program. During the three months ended March 31, 2025, the Company retired $9.7 million in principal of its senior notes under this program. As of March 31, 2026, the Company has retired an aggregate of $222.6 million in principal of its senior notes under this program.
During the three months ended March 31, 2026, the Company recognized no debt extinguishment gain or loss related to the Debt Repurchase Program. For the three months ended March 31, 2025, a net loss on debt extinguishment of $0.1 million related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.

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
9.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Prepaid insurance	$2,065	$2,830
Prepaid income taxes	4,036	5,484
Prepaid marketing expense	651	4,067
Prepaid software licenses	4,715	3,953
Other prepaid expenses	1,712	2,092
Other current assets	351	362
Total	$13,530	$18,788
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	March 31, 2026	December 31, 2025
Accounts payable	$10,506	$7,544
Accrued sales and other taxes	7,794	6,969
Accrued interest	12,705	7,349
Accrued compensation	5,629	9,614
Accrued advertising expenses	1,097	1,611
Other accrued expenses	2,754	2,958
Total	$40,485	$36,045

10.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended March 31, 2026 and 2025 was 23.0% and 24.1%, respectively. The decrease in the Company’s effective income tax rate for the three months ended March 31, 2026 was primarily due to the impact of the One Big Beautiful Bill Act (“OBBBA”) changes on international taxes as well as research and development tax credits and a change in the geographical mix of income, partially offset by an increase in the officer’s compensation limitation.
The Company’s effective tax rates for the three months ended March 31, 2026 and 2025 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.
As of March 31, 2026 and December 31, 2025, the Company had $14.9 million and $14.5 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the OBBBA, was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. In addition to the OBBBA rules adopted in 2025, the Company implemented the new provisions effective for 2026 in the quarter ended March 31, 2026.
Income Tax Audits
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands and Hong Kong. In February 2026, the Company received notification of a review by the Irish tax authorities relating to tax years 2023 and 2024. As of March 31, 2026, the Company is not under audit in any other jurisdictions that it operates within. The U.S. federal and most state tax returns filed for 2022 onwards, as well as certain state returns filed for 2021 onwards, are still open to examination by tax authorities. With respect to the Company’s international subsidiaries, tax returns filed for the years from 2020 onwards are still open to examination by tax authorities.
11.    Stockholders’ Equity
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended March 31, 2026, the Company repurchased 600,497 shares under this program at an aggregate cost of $17.2 million (inclusive of excise tax of $0.2 million). During the three months ended March 31, 2025, the Company repurchased 1,471 shares under this program for a minimal amount. Cumulatively as of March 31, 2026, 2,699,307 shares have been repurchased under this program at an aggregate cost of $72.6 million (inclusive of excise tax of $0.5 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 24,759 shares and 13,477 shares, respectively.
Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 7 - Long-Term Debt).
12.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock are authorized to be granted. As of March 31, 2026, 359,941 shares were available to be used under the 2021 Plan.
During the three months ended March 31, 2026, the Company awarded 404,456 restricted stock units with market conditions and performance conditions to certain key employees pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. For awards with market conditions, the conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified average stock price targets over a 20 consecutive trading day period, based on the award agreement. For awards with performance-based conditions, these vesting conditions generally relate to the achievement of specified internal financial and operational targets. The grant date fair value for the performance-based awards reflects the Company’s stock price on the date of grant.
Restricted stock unit activity for the three months ended March 31, 2026 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2026	2,202,505	$30.10
Granted	732,514	22.55
Vested	(64,758)	28.45
Canceled	(196,885)	43.62
Outstanding at March 31, 2026	2,673,376	$27.08
The total fair value as of the respective vesting dates of restricted stock units that vested during the three months ended March 31, 2026 and 2025 was $1.9 million and $0.8 million, respectively. As of March 31, 2026, the Company had unrecognized share-based compensation cost related to its restricted stock units of $45.2 million, which is expected to be recognized over a weighted-average period of 2.4 years.
The Company capitalized $0.7 million during both of the three months ended March 31, 2026 and 2025, within property and equipment, net on its Condensed Consolidated Balance Sheets.

13.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended March 31,
	2026	2025
Numerator for basic and diluted net income per common share:
Net income available to common shareholders from operations	$24,685	$21,152
Denominator:
Weighted-average outstanding shares of common stock	18,705,051	19,530,579
Dilutive effect of:
Equity incentive plans	330,364	155,786
Employee Stock Purchase Plan	5,812	4,457
Common stock and common stock equivalents	19,041,227	19,690,822
Net income per share from operations:
Basic	$1.32	$1.08
Diluted	$1.30	$1.07

For the three months ended March 31, 2026 and 2025, there were 872,198 and 982,400 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

14.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended March 31,
	2026	2025

Revenues	$88,467	$87,138
Less:
Salary and benefits	20,802	19,951
Marketing	5,856	5,032
Phone operations	3,691	4,235
Outside services	3,657	3,836
Depreciation and amortization	4,898	5,178
Other segment items (1)	11,821	11,409
Segment operating profit	37,742	37,497

Interest expense	(7,763)	(8,976)
Interest income	661	451
Other income (expense), net (2)	1,416	(1,097)
Segment earnings before income taxes	32,056	27,875

Income tax expense	7,371	6,723
Segment net income	$24,685	$21,152
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

The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended March 31,
	2026	2025
Revenues:
United States	$69,643	$68,756
Canada	14,183	13,623
Ireland	2,642	2,702
All other countries	1,999	2,057
Foreign countries	18,824	18,382
Total	$88,467	$87,138
As of March 31, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, were located in the United States.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

Some factors that could cause actual results to differ materially from those anticipated in these forward-looking statements include, but are not limited to, our ability and intention to:

◦Sustain growth or profitability, particularly in light of an uncertain U.S. or worldwide economy, recent global conflicts (including the ongoing conflicts in the Middle East), inflationary pressures, elevated interest rates, new or additional tariffs or other trade restrictions, and the impacts of a U.S. federal government shutdown, and the related impact on customer acquisition and retention rates, customer usage levels and credit and debit card payment declines;
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

Overview
Consensus is a leading provider of secure information delivery services. With our most prominent brand eFax® established over twenty-five years ago, Consensus has now evolved the service platform from pure cloud Fax to efficient and secure information exchange featuring solutions for data extraction, comprehension and transformation, facilitating interoperability and process improvement. Consensus is committed to security and compliance in data exchange, and our scalable Software-as-a-Service (“SaaS”) platform is particularly attractive to regulated industries like healthcare and healthcare technology, public sector, financial services, law, and education. We offer local phone numbers in 46 countries and/or territories, servicing approximately 710 thousand customers ranging from small businesses to large enterprises and the federal government. Each customer cohort has unique needs and engagement preferences, and our go-to-market and customer service offerings are adapted across this continuum to serve each appropriately. Our top 10 customers represent approximately 11% of total revenues and approximately 75% of our small office/home office (“SoHo”) customer accounts are older than 2 years.
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

The following table sets forth certain key performance metrics for our operations for the three months ended March 31, 2026 and 2025 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended March 31,
	2026	2025
Revenue
Corporate	$58,722	$54,289
SoHo	29,745	32,849
Consolidated	$88,467	$87,138
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$305.59	$304.50
SoHo	$15.46	$15.39
Consolidated	$41.80	$37.68

Customer Accounts (1)
Corporate	65	60
SoHo	645	701
Consolidated	710	761

Paid Adds (3)
Corporate	7	5
SoHo	87	58
Consolidated	94	63

Monthly Churn % (4)
Corporate	3.00%	2.32%
SoHo	3.92%	3.52%
Consolidated	3.85%	3.44%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts. In the first quarter of 2026, we removed duplicate accounts from the number of Corporate customer accounts. As previously disclosed, in the second quarter of 2025, we eliminated dormant accounts not contributing to revenue from the number of SoHo customer accounts. The prior year period has been revised for consistency with the current year, and all metrics calculated based on the number of customer accounts (including ARPA and Monthly Churn %) are calculated based on the revised number. As a result of these changes, the prior year period Corporate and SoHo customer accounts decreased by a nominal amount and 29 thousand, respectively.
(2)Represents a monthly ARPA for the quarter-to-date period, calculated as follows: Monthly ARPA on a quarterly basis is calculated using our standard convention of dividing revenue for the quarter by the average of the quarter’s beginning and ending customer base and dividing that amount by 3 months. We believe ARPA provides investors an understanding of the average monthly revenues we recognize per account associated within Consensus’ customer base. As ARPA varies based on fixed subscription fee and variable usage components, we believe it can serve as a measure by which investors can evaluate trends in the types of services, levels of services and the usage levels of those services across Consensus’ customers.
(3)Paid Adds represents paying new Consensus customer accounts added during the periods presented.

(4)Monthly churn represents paid monthly Corporate and SoHo customer accounts that were cancelled during each month of the quarter-to-date period, divided by the average number of customers during each month of the same quarter-to-date period (including the paid adds). The period measured is the quarter-to-date period and expressed as a monthly churn rate over the quarter-to-date period.
Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 13, 2026. During the three months ended March 31, 2026, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three Months Ended March 31, 2026 and 2025
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2026	2025
Revenues	$88,467	$87,138	2%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Revenues increased by $1.3 million for the three months ended March 31, 2026 over the prior year comparable period. The increase was due to an increase of $4.4 million or 8% in our Corporate business, partially offset by a decline of $3.1 million or 9% in our SoHo business.
Cost of Revenues

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2026	2025
Cost of revenues	$16,900	$18,070	(6)%
As a percent of revenue	19%	21%
Cost of revenues is primarily comprised of costs associated with personnel costs (inclusive of share-based compensation), data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.
The decrease in cost of revenues of $1.2 million for the three months ended March 31, 2026 over the prior year comparable period was primarily due to decreases of $0.8 million in data transmission costs and $0.6 million in depreciation and amortization expense.

Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2026	2025
Sales and marketing	$13,816	$12,788	8%
As a percent of revenue	16%	15%
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
The increase in sales and marketing expenses of $1.0 million for the three months ended March 31, 2026 over the prior year comparable period was primarily due to an increase in third-party advertising spend.
Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2026	2025
Research, development and engineering	$1,916	$1,712	12%
As a percent of revenue	2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses (inclusive of share-based compensation).
The increase in research, development and engineering costs of $0.2 million for the three months ended March 31, 2026 over the prior year comparable period was primarily due to an increase in personnel-related expenses.
General and Administrative

(in thousands, except percentages)	Three Months Ended March 31,		Percentage Change
	2026	2025
General and administrative	$18,093	$17,071	6%
As a percent of revenue	20%	20%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.
The increase in general and administrative expenses of $1.0 million for the three months ended March 31, 2026 over the prior year comparable period was primarily due to increases of $0.8 million in personnel-related expenses and $0.3 million in depreciation and amortization expense, partially offset by a decrease of $0.1 million in bad debt expense.

Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025 (in thousands):

	Three Months Ended March 31,
	2026	2025
Cost of revenues	$442	$476
Operating expenses:
Sales and marketing	751	714
Research, development and engineering	138	105
General and administrative	2,933	2,969
Total	$4,264	$4,264
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $7.8 million and $9.0 million for the three months ended March 31, 2026 and 2025, respectively. During the three months ended March 31, 2026, interest expense decreased primarily due to debt repurchases and redemption that lowered our outstanding debt balance compared to the prior year comparable period.
Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.7 million and $0.5 million for the three months ended March 31, 2026 and 2025, respectively. Interest income for the three months ended March 31, 2026 was higher compared to the prior year comparable period due to a higher average investment in money market funds.
Other income (expense), net. Our other income (expense), net is generated primarily from foreign currency and miscellaneous items. Other income (expense), net was $1.4 million and $(1.1) million for the three months ended March 31, 2026 and 2025, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
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
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. In addition to the OBBBA rules adopted in 2025, the Company implemented the new provisions effective for 2026 in the quarter ended March 31, 2026.
The provision for income taxes was $7.4 million and $6.7 million for the three months ended March 31, 2026 and 2025, respectively.
Our effective tax rate was 23.0% and 24.1% for the three months ended March 31, 2026 and 2025, respectively. The decrease in our effective income tax rate for the three months ended March 31, 2026 was primarily due to the impact of the

OBBBA changes on international taxes as well as research and development tax credits and a change in the geographical mix of income, partially offset by an increase in the officer’s compensation limitation.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of March 31, 2026, we had cash and cash equivalents of $92.3 million compared to $74.7 million as of December 31, 2025. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for share repurchases and capitalized expenditures. As of March 31, 2026, cash and cash equivalents held within domestic and foreign jurisdictions were $25.5 million and $66.8 million, respectively.
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
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

During the fourth quarter of 2025, the DDTL Facility was fully drawn to fund the redemption of our previously outstanding senior notes due in 2026, which were retired in 2025. Because the DDTL Facility was funded, beginning in the first quarter of 2026, the Company is required to make quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility.

As of March 31, 2026, the Company had $148.1 million outstanding under the DDTL Facility and $64.0 million outstanding under the Revolving Credit Facility. As of March 31, 2026, the Company had $11.0 million available for future borrowing under the Revolving Credit Facility.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of March 31, 2026, we had $560.4 million in aggregate principal amount of indebtedness outstanding (see Note 7 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $13.5 million, which had a weighted average remaining lease term of 4.5 years. As of March 31, 2026, our liability for uncertain tax positions was $14.9 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of March 31, 2026, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program.
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. In February 2025, the Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended March 31, 2026, the Company repurchased 600,497 shares under this program at an aggregate cost of $17.2 million (inclusive of excise tax of $0.2 million). During the three months ended March 31, 2025, the Company repurchased 1,471 shares under this program for a minimal amount. Cumulatively as of March 31, 2026, 2,699,307 shares have been repurchased under this program at an aggregate cost of $72.6 million (inclusive of excise tax of $0.5 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended March 31, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 24,759 shares and 13,477 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $45.8 million and $40.9 million for the three months ended March 31, 2026 and 2025, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in net cash provided by operating activities over the prior year comparable period was primarily attributable to increased income after excluding noncash items.
Net cash used in investing activities was $7.4 million and $12.2 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs. For the three months ended March 31, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The decrease in our net cash used in investing activities over the prior year comparable period was attributable to the purchase of investments in the prior year period.
Net cash used in financing activities was $19.6 million and $10.1 million for the three months ended March 31, 2026 and 2025, respectively. For the three months ended March 31, 2026, net cash used in financing activities is primarily attributable to our repurchases of common stock and our quarterly principal repayment of the DDTL Facility. For the three months ended March 31, 2025, net cash used in financing activities is primarily attributable to our repurchases of debt. The increase in net cash used in financing activities over the prior year comparable period was primarily attributable to an increase in repurchases of our common stock in the current year period, partially offset by cash outflows related to the repurchase of our debt in the prior year period.
Item 3. Quantitative and Qualitative Disclosures About Market Risk
The following discussion of the market risks we face contains forward-looking statements. Forward-looking statements are subject to risks and uncertainties. Actual results could differ materially from those discussed in the forward-looking statements. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. Consensus undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements, except as required by law. Readers should carefully review the risk factors described in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in other documents we file from time to time with the SEC, including the Quarterly Reports on Form 10-Q and any Current Reports on Form 8-K filed or to be filed by us in 2026.
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of March 31, 2026, the carrying value of our cash and cash equivalents approximates fair value. Our return on these investments is subject to interest rate fluctuations.
As of March 31, 2026 and December 31, 2025, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $92.3 million and $74.7 million, respectively. We do not have interest rate risk on our 2028 Senior Notes as these notes have a fixed interest rate. Borrowings made under our 2025 Credit Facility incur interest at a variable interest rate based on SOFR plus an applicable margin and therefore are subject to interest rate risk. As of March 31, 2026, assuming the outstanding balance on our variable rate debt remains constant, we estimate that a hypothetical 100 basis point increase or decrease in the applicable SOFR rate would result in an increase or decrease of approximately $2.1 million in our interest expense for the next 12 months.
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
Foreign exchange gain (loss) was $1.4 million and $(1.1) million for the three months ended March 31, 2026 and 2025, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.

Cumulative translation (loss) gain, included in other comprehensive income, was $(3.6) million and $4.4 million for the three months ended March 31, 2026 and 2025, respectively.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended March 31, 2026. Based on this evaluation, our CEO and CFO concluded that, as of March 31, 2026, our disclosure controls and procedures were effective, at a reasonable assurance level.
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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the first quarter ended March 31, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
See Note 8 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part 1, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Unregistered Sales of Equity Securities
None.
(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the

Company’s common stock through February 2025, which was subsequently extended through February 2028. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 11 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).
The following table summarizes the share repurchase activity for the three months ended March 31, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
January 1 - 31, 2026	90,150	$22.20	90,150	$42,866
February 1 - 28, 2026	263,457	29.07	263,457	35,207
March 1 - 31, 2026	246,890	29.78	246,890	27,855
	600,497		600,497	27,855
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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of March 31, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three months ended March 31, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three months ended March 31, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the three months ended March 31, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three months ended March 31, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	May 7, 2026	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	May 7, 2026	By:	/s/ ADAM VARON
Adam Varon
Chief Financial Officer
(Principal Financial Officer)

Date:	May 7, 2026	By:	/s/ KAREL KRULICH
Karel Krulich
Chief Accounting Officer
(Principal Accounting Officer)