Form 10-Q
period 2026-06-30
Consensus Cloud Solutions, Inc.
filed 2026-08-07
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of August 3, 2026, there were approximately 18,324,922 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	June 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$98,901	$74,685
Accounts receivable, net of allowances of $2,924 and $3,105, respectively	25,621	23,686
Prepaid expenses and other current assets	9,599	18,788
Total current assets	134,121	117,159
Property and equipment, net	123,844	116,869
Operating lease right-of-use assets	3,960	5,098
Intangibles, net	40,213	38,761
Goodwill	352,924	352,939
Deferred income taxes	20,758	21,666
Other assets	21,070	11,323
TOTAL ASSETS	$696,890	$663,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$37,558	$36,045
Income taxes payable, current	3,027	97
Deferred revenue, current	20,501	19,773
Operating lease liabilities, current	2,441	2,576
Current portion of long-term debt	7,046	7,047
Total current liabilities	70,573	65,538
Long-term debt, net of current portion	548,248	551,322
Deferred revenue, noncurrent	1,402	1,567
Operating lease liabilities, noncurrent	8,201	9,754
Liability for uncertain tax positions	15,279	14,484
Deferred income taxes	8,892	7,176
Other long-term liabilities	2,729	201
TOTAL LIABILITIES	655,324	650,042
Commitments and contingencies (Note 9)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 21,345,097 and 21,057,258 shares and total outstanding is 18,344,922 and 18,958,448 shares as of June 30, 2026 and December 31, 2025, respectively	213	211
Treasury stock, at cost (3,000,175 and 2,098,810 shares as of June 30, 2026 and December 31, 2025, respectively)	(82,308)	(55,476)
Additional paid-in capital	84,323	76,984
Retained earnings	52,908	849
Accumulated other comprehensive loss	(13,570)	(8,795)
TOTAL STOCKHOLDERS’ EQUITY	41,566	13,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$696,890	$663,815

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues	$91,361	$87,721	$179,828	$174,859

Cost of revenues (1)	18,291	17,624	35,191	35,694
Gross profit	73,070	70,097	144,637	139,165
Operating expenses:
Sales and marketing (1)	13,503	12,452	27,319	25,240
Research, development and engineering (1)	2,375	1,744	4,291	3,456
General and administrative (1)	20,362	16,852	38,455	33,923
Total operating expenses	36,240	31,048	70,065	62,619
Income from operations	36,830	39,049	74,572	76,546
Interest expense	(7,932)	(8,673)	(15,695)	(17,649)
Interest income	765	484	1,426	935
Other income (expense), net	6,029	(2,316)	7,445	(3,413)
Income before income taxes	35,692	28,544	67,748	56,419
Income tax expense	8,318	7,763	15,689	14,486
Net income	$27,374	$20,781	$52,059	$41,933

Net income per common share:
Basic	$1.49	$1.07	$2.81	$2.15
Diluted	$1.43	$1.07	$2.72	$2.14

Weighted average shares outstanding:
Basic	18,367,765	19,437,315	18,535,476	19,483,689
Diluted	19,183,187	19,497,090	19,111,275	19,593,699

(1) Includes share-based compensation expense as follows:
Cost of revenues	$621	$511	$1,063	$987
Sales and marketing	994	702	1,745	1,416
Research, development and engineering	318	107	456	212
General and administrative	3,827	2,887	6,760	5,856
Total	$5,760	$4,207	$10,024	$8,471

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Net income	$27,374	$20,781	$52,059	$41,933
Other comprehensive (loss) income:
Foreign currency translation adjustment	(1,220)	9,859	(4,775)	14,227
Other comprehensive (loss) income	(1,220)	9,859	(4,775)	14,227
Comprehensive income	$26,154	$30,640	$47,284	$56,160

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Six Months Ended June 30,
	2026	2025
Cash flows from operating activities:
Net income	$52,059	$41,933
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	10,694	9,749
Amortization of financing costs and discounts	767	828
Non-cash operating lease costs	748	793
Share-based compensation	10,024	8,471
Provision for doubtful accounts	3,186	2,275
Deferred income taxes, net	2,139	556
Unrealized gain on investments	(5,300)	—
Loss on extinguishment of debt	—	123
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(5,745)	(2,019)
Prepaid expenses and other current assets	9,195	6,420
Other assets	(2,069)	158
Increase (decrease) in:
Accounts payable and accrued expenses	921	(5,703)
Income taxes payable	2,965	5,512
Deferred revenue	6	316
Operating lease liabilities	(1,297)	(986)
Liability for uncertain tax positions	796	832
Other liabilities	5	(16)
Net cash provided by operating activities	79,094	69,242
Cash flows from investing activities:
Purchases of property and equipment	(15,183)	(15,150)
Acquisition of businesses, net of cash received	(2,355)	—
Purchase of investments	(1,500)	(5,000)
Net cash used in investing activities	(19,038)	(20,150)
Cash flows from financing activities:
Repayment of term loan	(3,750)	—
Proceeds from the issuance of common stock under employee stock purchase plan	707	694
Repurchase of common stock	(26,792)	(12,344)
Taxes paid related to net share settlement	(4,425)	(1,174)
Repurchase of debt	—	(15,764)
Net cash used in financing activities	(34,260)	(28,588)
Effect of exchange rate changes on cash and cash equivalents	(1,580)	3,845
Net change in cash and cash equivalents	24,216	24,349
Cash and cash equivalents at beginning of period	74,685	33,545
Cash and cash equivalents at end of period	$98,901	$57,894

Supplemental Disclosures of Non-Cash Investing Activities:
Fair value of contingent consideration and deferred payments related to acquisitions	$1,907	$—
Non-cash conversion and exchange of private company investments	$8,998	$—

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, April 1, 2025	20,628,133	$206	$63,992	(1,087,196)	$(32,347)	$(62,526)	$(18,683)	$(49,358)
Net income	—	—	—	—	—	20,781	—	20,781
Foreign currency translation adjustment	—	—	—	—	—	—	9,859	9,859
Vested restricted stock	105,581	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(37,568)	—	(835)	—	—	—	—	(835)
Repurchase of common stock	—	—	—	(551,873)	(12,540)	—	—	(12,540)
Share-based compensation	—	—	4,920	—	—	—	—	4,920
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, June 30, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount	capital	Shares	Amount
Balance, April 1, 2026	21,097,257	$211	$81,254	(2,699,307)	$(72,646)	$25,534	$(12,350)	$22,003
Net income	—	—	—	—	—	27,374	—	27,374
Foreign currency translation adjustment	—	—	—	—	—	—	(1,220)	(1,220)
Vested restricted stock	332,411	4	(4)	—	—	—	—	—
Shares withheld related to net share settlement	(121,768)	(2)	(4,181)	—	—	—	—	(4,183)
Repurchase of common stock	—	—	—	(300,868)	(9,662)	—	—	(9,662)
Share-based compensation	—	—	6,547	—	—	—	—	6,547
Issuance of shares under ESPP	37,197	—	707	—	—	—	—	707
Balance, June 30, 2026	21,345,097	$213	$84,323	(3,000,175)	$(82,308)	$52,908	$(13,570)	$41,566

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated deficit	Accumulated other comprehensive loss	Total deficit
	Shares	Amount	capital	Shares	Amount
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	41,933	—	41,933
Foreign currency translation adjustment	—	—	—	—	—	—	14,227	14,227
Vested restricted stock	137,466	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(51,045)	—	(1,174)	—	—	—	—	(1,174)
Repurchase of common stock	—	—	—	(553,344)	(12,574)	—	—	(12,574)
Share-based compensation	—	—	9,878	—	—	—	—	9,878
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, June 30, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount	capital	Shares	Amount
Balance, January 1, 2026	21,057,258	$211	$76,984	(2,098,810)	$(55,476)	$849	$(8,795)	$13,773
Net income	—	—	—	—	—	52,059	—	52,059
Foreign currency translation adjustment	—	—	—	—	—	—	(4,775)	(4,775)
Vested restricted stock	397,169	4	(4)	—	—	—	—	—
Shares withheld related to net share settlement	(146,527)	(2)	(4,915)	—	—	—	—	(4,917)
Repurchase of common stock	—	—	—	(901,365)	(26,832)	—	—	(26,832)
Share-based compensation	—	—	11,551	—	—	—	—	11,551
Issuance of shares under ESPP	37,197	—	707	—	—	—	—	707
Balance, June 30, 2026	21,345,097	$213	$84,323	(3,000,175)	$(82,308)	$52,908	$(13,570)	$41,566

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
Segment Reporting
FASB ASC Topic No. 280, Segment Reporting (“ASC 280”), establishes standards for the way that public business entities report information about reportable segments in their annual consolidated financial statements and requires that those entities report selected information about reportable segments in interim financial reports. ASC 280 also establishes standards for related disclosures about products and services, geographic areas and major customers. The Company’s business segment is based on the organization’s structure used by the chief operating decision maker (“CODM”), who is our chief executive officer (“CEO”), for making operating and investment decisions and for assessing performance. The Company’s CEO reviews financial information presented on a consolidated basis for purposes of assessing performance and making decisions on how to allocate resources. The CEO uses consolidated profit or loss from operations before interest and income taxes to allocate resources predominantly in the annual budget and forecasting process. The CEO considers budget-to-actual variances on a monthly basis when making decisions about allocating capital and personnel. The CEO also uses consolidated profit or loss from operations before interest and income taxes and consolidated net income to assess performance. Accordingly, the Company has determined that it operates one reportable segment known as Cloud Fax (see Note 15 - Segment Information). The condensed consolidated financial statements and related disclosures reflect the segment operations of Cloud Fax.
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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues
Corporate	$60,456	$55,302	$119,178	$109,591
Small office home office (“SoHo”)	30,905	32,419	60,650	65,268
Total	$91,361	$87,721	$179,828	$174,859

Timing of revenue recognition
Point in time	$387	$572	$814	$1,215
Over time	90,974	87,149	179,014	173,644
Total	$91,361	$87,721	$179,828	$174,859
The Company has recorded $4.0 million and $4.1 million of revenue for the three months ended June 30, 2026 and 2025, respectively, and $13.0 million and $13.7 million of revenue for the six months ended June 30, 2026 and 2025, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

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
4.    Business Acquisitions
Dock Health Acquisition
On May 1, 2026, the Company acquired certain assets of Dock Health Inc. (“Dock Health”), a Massachusetts based provider of healthcare orchestration and management application. The primary reason for the acquisition was to complement the Company's existing capabilities. The total purchase consideration was approximately $4.3 million, and is subject to certain post-closing adjustments through the measurement period.
The Condensed Consolidated Statement of Income since the date of acquisition and the Condensed Consolidated Balance Sheet as of June 30, 2026, reflect the results of operations of this acquisition. For both the three and six months ended June 30, 2026, the revenue and net income contributed by this acquisition were not material.
5.    Fair Value Measurements
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
Recurring Fair Value Measurements
The Company’s cash and cash equivalents, including money market funds, are valued based on Level 1 inputs consisting of quoted prices in active markets. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $50.8 million and

$65.1 million as of June 30, 2026 and December 31, 2025, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
The fair value of fixed interest rate long-term debt is determined using recent quoted market prices or dealer quotes for each of the Company’s instruments, which are Level 1 inputs (see Note 8 - Long-Term Debt). The carrying value of long-term debt is reflected in the financial statements at cost.
Non-Recurring Fair Value Measurements
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

The Company holds investments in non-marketable equity securities of a privately held technology company. Because the Company does not exert significant influence over the investee and the securities do not have a readily determinable fair value, these investments are accounted for using the measurement alternative in accordance with FASB ASC Topic No. 321, Investments - Equity Securities (“ASC 321”). Under this alternative, investments are carried at cost, less any impairment, and are subject to upward and downward adjustments resulting from observable price changes in orderly transactions for identical or similar investments of the same issuer.

In June 2026, the Company completed an additional investment in connection with the investee’s financing round. The transaction included a $1.5 million cash investment in exchange for preferred stock, alongside the concurrent conversion of previously issued instruments into additional shares of preferred stock and a standalone preferred stock warrant. Based on the observable transaction price established by this June 2026 financing round, the Company remeasured its existing ASC 321 investments, recognizing a $5.5 million unrealized net gain in other income (expense), net within the Condensed Consolidated Statements of Operations during the three and six months ended June 30, 2026. No gain or loss was recorded during the three or six months ended June 30, 2025.

As of June 30, 2026 and December 31, 2025, the carrying amount of the Company’s ASC 321 investments was $15.0 million and $8.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. The Company reviews these investments at each reporting period to determine if there are indicators of impairment. The Company did not record any impairments during the three or six months ended June 30, 2026 and 2025.

6.    Property and Equipment
Property and equipment, stated at cost, consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Internal-use software development costs	$127,335	$99,961
Computers, software and equipment	19,462	19,504
Furniture and fixtures	948	892
Leasehold improvements	1,722	1,724
Internal-use software development costs in process	56,442	67,400
	205,909	189,481
Less: Accumulated depreciation and amortization	(82,065)	(72,612)
Total property and equipment, net	$123,844	$116,869
Depreciation and amortization expense was $5.2 million and $3.9 million for the three months ended June 30, 2026 and 2025, respectively, and $9.6 million and $8.4 million for the six months ended June 30, 2026 and 2025, respectively.
No impairment was recorded in the three and six months ended June 30, 2026 and 2025.

7.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the six months ended June 30, 2026 are as follows (in thousands):

Amount
Balance as of January 1, 2026	$352,939
Goodwill acquired (Note 4)	2,079
Foreign exchange translation	(2,094)
Balance as of June 30, 2026	$352,924
As of June 30, 2026 the Company’s goodwill had no accumulated impairment.
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as follows (in thousands):

	June 30, 2026	December 31, 2025
Trade names	$27,394	$27,422
Other	4,045	4,045
Total	$31,439	$31,467
Intangible Assets Subject to Amortization:
As of June 30, 2026, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.1 years	$8,248	$8,162	$86
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.4 years	109,339	103,913	5,426
Other purchased intangibles	1.9 years	14,212	10,950	3,262
Total		$186,140	$177,366	$8,774
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

Expected amortization expenses for intangible assets subject to amortization at June 30, 2026 are as follows (in thousands):

Fiscal Year:	Amount
2026 (remainder)	$1,239
2027	1,778
2028	1,356
2029	1,171
2030	1,016
Thereafter	2,214
Total	$8,774
Amortization expense was $0.6 million for both the three months ended June 30, 2026 and 2025, and $1.1 million and $1.3 million for the six months ended June 30, 2026 and 2025, respectively.
No impairment of intangible assets was recorded in the three and six months ended June 30, 2026 and 2025.
8.    Long-Term Debt
Long-term debt consists of the following, terms defined below (in thousands):

	June 30, 2026	December 31, 2025
2028 Senior Notes	$348,247	$348,247
DDTL Facility	146,250	150,000
Revolving Credit Facility	64,000	64,000
Total	558,497	562,247
Less: deferred issuance costs	(3,203)	(3,878)
Total debt	555,294	558,369
Less: current portion, net of debt issuance costs	(7,046)	(7,047)
Total long-term debt, less current portion	$548,248	$551,322
As of June 30, 2026 and December 31, 2025, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $346.5 million and $349.1 million, respectively.
The Company capitalized $0.9 million and $1.0 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $1.8 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the six months ended June 30, 2026 and 2025, respectively.
As of June 30, 2026, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2026 (remainder)	$3,750
2027	7,500
2028	547,247
2029	—
2030	—
Thereafter	—
Total	$558,497

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.
The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of June 30, 2026.
2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent. Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The final maturity of the 2025 Credit Facility will occur on July 10, 2028, subject to limited customary accelerators. The Company incurred debt issuance costs of $1.7 million associated with the 2025 Credit Agreement, of which $0.6 million and $1.1 million were allocated to the Revolving Credit Facility and the DDTL Facility, respectively.
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
Commencing with the first full fiscal quarter ending after the DDTL Facility was funded, the Company is required to make quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the DDTL Facility. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans). Due to the variable nature of these interest rates, the Company has determined that the carrying value of any borrowings under the 2025 Credit Facility approximates fair value. As of June 30, 2026 and December 31, 2025, the Company had $146.3 million and $150.0 million outstanding under the DDTL Facility, respectively, and had $64.0 million outstanding under the Revolving Credit Facility at both June 30, 2026 and December 31, 2025. The weighted-average interest rate on borrowings under the 2025 Credit Facility as of June 30, 2026 was 5.4%.
The 2025 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (including certain voluntary payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets. Additionally, the 2025 Credit Facility is subject to a maximum total net leverage ratio covenant and a minimum fixed charges coverage ratio covenant, in each case tested on a quarterly basis. The Company is in compliance with its covenants as of June 30, 2026.

Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and the 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. During the three and six months ended June 30, 2026, the Company made no repurchases under this program. During the three and six months ended June 30, 2025, the Company retired $6.0 million and $15.7 million, respectively, in principal of its senior notes under this program. As of June 30, 2026, the Company has retired an aggregate of $222.6 million in principal of its senior notes under this program.
During the three and six months ended June 30, 2026, the Company recognized no debt extinguishment gain or loss related to the Debt Repurchase Program. During the three and six months ended June 30, 2025, a net loss on debt extinguishment of zero and $0.1 million, respectively, related to the Debt Repurchase Program is included in interest expense on the Condensed Consolidated Statements of Income.
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
10.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Prepaid insurance	$1,306	$2,830
Prepaid income taxes	1,214	5,484
Prepaid marketing expense	114	4,067
Prepaid software licenses	4,206	3,953
Other prepaid expenses	2,403	2,092
Other current assets	356	362
Total	$9,599	$18,788

Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	June 30, 2026	December 31, 2025
Accounts payable	$9,544	$7,544
Accrued sales and other taxes	7,723	6,969
Accrued interest	7,056	7,349
Accrued compensation	8,249	9,614
Accrued advertising expenses	1,710	1,611
Other accrued expenses	3,276	2,958
Total	$37,558	$36,045
11.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended June 30, 2026 and 2025 was 23.3% and 27.2%, respectively. The decrease in the Company’s effective income tax rate for the three months ended June 30, 2026 was primarily due to the impact of the One Big Beautiful Bill Act (“OBBBA”) changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation. The Company’s effective tax rate for the six months ended June 30, 2026 and 2025 was 23.2% and 25.7%, respectively. The decrease in the Company’s effective income tax rate for the six months ended June 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation.

The Company’s effective tax rates for the three and six months ended June 30, 2026 and 2025 differed from the U.S. federal statutory rates of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.
As of June 30, 2026 and December 31, 2025, the Company had $15.3 million and $14.5 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the OBBBA, was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. In addition to the OBBBA rules adopted in 2025, the Company implemented the new provisions effective for 2026 in the first quarter of 2026.
Income Tax Audits
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands and Hong Kong. In February 2026, the Company received notification of a review by the Irish tax authorities relating to tax years 2023 and 2024. In July 2026, the Company was notified that this review was formally closed, resulting in no material impact to the Company's consolidated financial statements. As of June 30, 2026, the Company is not under audit in any other jurisdictions in which it operates. The U.S. federal and most state tax returns filed for 2022 onwards, as well as certain state returns filed for 2021 onwards, are still open to examination by tax authorities. With respect to the Company’s international subsidiaries, tax returns filed for the years from 2020 onwards are still open to examination by tax authorities.

12.    Stockholders’ Equity
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended June 30, 2026 and 2025, the Company repurchased 300,868 and 551,873 shares, respectively, under this program at an aggregate cost of $9.7 million and $12.5 million (inclusive of excise tax of $0.1 million), respectively. During the six months ended June 30, 2026 and 2025, the Company repurchased 901,365 and 553,344 shares, respectively, under this program at an aggregate cost of $26.8 million (inclusive of excise tax of $0.2 million) and $12.6 million (inclusive of excise tax of $0.1 million), respectively. Cumulatively as of June 30, 2026, 3,000,175 shares have been repurchased under this program at an aggregate cost of $82.3 million (inclusive of excise tax of $0.5 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 121,768 shares and 37,568 shares, respectively. During the six months ended June 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 146,527 shares and 51,045 shares, respectively.
Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 8 - Long-Term Debt).
13.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock were initially authorized to be granted. At the annual meeting of stockholders held in June 2026, our stockholders approved an amendment and restatement of the 2021 Equity Incentive Plan (the “A&R 2021 Plan”). The A&R 2021 Plan authorizes the issuance of an additional 1,510,000 shares of common stock for future equity grants. As of June 30, 2026, 1,915,552 shares were available to be issued under the A&R 2021 Plan.
During the first quarter of 2026, the Company awarded 404,456 restricted stock units with market conditions and performance conditions to certain key employees pursuant to the 2021 Plan. The market-based awards have vesting conditions that are based on specified stock price targets of the Company’s common stock. For awards with market conditions, the conditions were factored into the grant date fair value using a Monte Carlo valuation model, which utilized multiple input variables to determine the probability of the Company achieving the specified average stock price targets over a 20 consecutive trading day period, based on the award agreement. For awards with performance-based conditions, these vesting conditions generally relate to the achievement of specified internal financial and operational targets. The grant date fair value for the performance-based awards reflects the Company’s stock price on the date of grant.
Restricted stock unit activity for the six months ended June 30, 2026 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2026	2,202,505	$30.10
Granted	824,268	23.07
Vested	(397,169)	27.19
Canceled	(212,482)	42.35
Outstanding at June 30, 2026	2,417,122	$27.10
The total fair value as of the respective vesting dates of restricted stock units that vested during the six months ended June 30, 2026 and 2025 was $13.3 million and $3.2 million, respectively. As of June 30, 2026, the Company had unrecognized share-based compensation cost related to its restricted stock units of $41.3 million, which is expected to be recognized over a weighted-average period of 2.2 years.
The Company capitalized $0.7 million of share-based compensation cost during both the three months ended June 30, 2026 and 2025, and $1.4 million during both the six months ended June 30, 2026 and 2025, within property and equipment, net on its Condensed Consolidated Balance Sheets.
14.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Numerator for basic and diluted net income per common share:
Net income available to common shareholders from operations	$27,374	$20,781	$52,059	$41,933
Denominator:
Weighted-average outstanding shares of common stock	18,367,765	19,437,315	18,535,476	19,483,689
Dilutive effect of:
Equity incentive plans	815,422	59,775	572,893	107,781
Employee Stock Purchase Plan	—	—	2,906	2,229
Common stock and common stock equivalents	19,183,187	19,497,090	19,111,275	19,593,699
Net income per share from operations:
Basic	$1.49	$1.07	$2.81	$2.15
Diluted	$1.43	$1.07	$2.72	$2.14

For the three months ended June 30, 2026 and 2025, there were 681,751 and 1,017,505 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the six months ended June 30, 2026 and 2025, there were 679,253 and 994,209 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

15.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025

Revenues	$91,361	$87,721	$179,828	$174,859
Less:
Salary and benefits	23,496	20,630	44,298	40,581
Marketing	5,489	4,896	11,345	9,928
Phone operations	3,971	4,190	7,662	8,425
Outside services	2,877	3,327	6,534	7,163
Depreciation and amortization	5,796	4,571	10,694	9,749
Other segment items (1)	12,902	11,058	24,723	22,467
Segment operating profit	36,830	39,049	74,572	76,546

Interest expense	(7,932)	(8,673)	(15,695)	(17,649)
Interest income	765	484	1,426	935
Other income (expense), net (2)	6,029	(2,316)	7,445	(3,413)
Segment earnings before income taxes	35,692	28,544	67,748	56,419

Income tax expense	8,318	7,763	15,689	14,486
Segment net income	$27,374	$20,781	$52,059	$41,933
(1) Other segment items includes: database hosting expenses, computer and related expenses, processing fees, bad debt expense, taxes and insurance expenses, office expenses, travel and entertainment expenses, other administrative expenses and miscellaneous expenses.
(2) Other income (expense), net includes: unrealized gain/loss on investments, gain/loss on foreign currency exchange and miscellaneous income/expense.
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenues:
United States	$71,780	$68,620	$141,423	$137,376
Canada	14,823	14,113	29,006	27,736
Ireland	2,558	2,775	5,200	5,477
All other countries	2,200	2,213	4,199	4,270
Foreign countries	19,581	19,101	38,405	37,483
Total	$91,361	$87,721	$179,828	$174,859
As of June 30, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, were located in the United States.

16.    Related Party Transactions
In June 2026, the Company hired an immediate family member of a member of the Company’s Board of Directors. The compensation arrangement includes an annual base salary of approximately $150,000, target annual bonus of $20,000, and an equity package of $75,000 vesting over a 3-year period and subject to the Company’s 2021 Equity Incentive Plan, and such other standard company benefits available to similarly situated employees of the Company. The Company believes that the terms of employment are commensurate with those of the employee’s peers and were established in accordance with the Company’s compensation practices applicable to employees with equivalent qualifications, experience and responsibilities and have been approved by the Audit Committee of the Company’s Board of Directors.

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

Overview
Consensus is a leading provider of secure information delivery services. With our most prominent brand eFax® established over twenty-five years ago, Consensus has now evolved the service platform from pure cloud Fax to efficient and secure information exchange featuring solutions for data extraction, comprehension and transformation, facilitating interoperability and process improvement. Consensus is committed to security and compliance in data exchange, and our scalable Software-as-a-Service (“SaaS”) platform is particularly attractive to regulated industries like healthcare and healthcare technology, public sector, financial services, law, and education. We offer local phone numbers in 46 countries and/or territories, servicing approximately 704 thousand customers ranging from small businesses to large enterprises and the federal government. Each customer cohort has unique needs and engagement preferences, and our go-to-market and customer service offerings are adapted across this continuum to serve each appropriately. Our top 10 customers represent approximately 11% of total revenues and approximately 74% of our small office/home office (“SoHo”) customer accounts are older than 2 years.
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
For purposes of this management’s discussion and analysis of the results of operations and financial condition of Consensus (“MD&A”) section, we use the terms “the Company”, “we”, “us” and “our” to refer to Consensus.

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

The following table sets forth certain key performance metrics for our operations for the three and six months ended June 30, 2026 and 2025 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Revenue
Corporate	$60,456	$55,302	$119,178	$109,591
SoHo	30,905	32,419	60,650	65,268
Consolidated	$91,361	$87,721	$179,828	$174,859
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$304.86	$302.84	$303.80	$304.57
SoHo	$16.06	$15.62	$15.86	$15.51
Consolidated	$42.96	$38.84	$42.65	$38.27

Customer Accounts (1)
Corporate	67	61	67	61
SoHo	637	682	637	682
Consolidated	704	743	704	743

Paid Adds (3)
Corporate	9	8	16	12
SoHo	87	62	173	120
Consolidated	96	70	189	132

Monthly Churn % (4)
Corporate	3.16%	2.91%	3.08%	2.61%
SoHo	4.69%	3.84%	4.31%	3.68%
Consolidated	4.55%	3.78%	4.20%	3.61%
(1)Consensus customers are defined as paying Corporate and SoHo customer accounts. In the first quarter of 2026, we removed duplicate accounts from the number of Corporate customer accounts. The prior year period has been revised for consistency with the current year, and all metrics calculated based on the number of customer accounts (including ARPA and Monthly Churn %) are calculated based on the revised number. As a result of these changes, the prior year period Corporate customer accounts decreased by 2 thousand.
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

(4)Monthly churn represents paid monthly Corporate and SoHo customer accounts that were cancelled during each month of the quarter or year-to-date period, divided by the average number of customers during each month of the same quarter or year-to-date period (including the paid adds). The period measured is the quarter or year-to date period and expressed as a monthly churn rate over the respective period.
Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 13, 2026. During the six months ended June 30, 2026, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Six Months Ended June 30, 2026 and 2025
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$91,361	$87,721	4%	$179,828	$174,859	3%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Revenues increased by $3.6 million for the three months ended June 30, 2026 over the prior year comparable period. The increase was due to an increase of $5.2 million or 9% in our Corporate business, partially offset by a decline of $1.5 million or 5% in our SoHo business.
Revenues increased by $5.0 million for the six months ended June 30, 2026 over the prior year comparable period. The increase was due to an increase of $9.6 million or 9% in our Corporate business, partially offset by a decline of $4.6 million or 7% in our SoHo business.
Cost of Revenues

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025		2026	2025
Cost of revenues	$18,291	$17,624	4%	$35,191	$35,694	(1)%
As a percent of revenue	20%	20%		20%	20%
Cost of revenues is primarily comprised of costs associated with personnel costs (inclusive of share-based compensation), data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.
The increase in cost of revenues of $0.7 million for the three months ended June 30, 2026 over the prior year comparable period was primarily due to increases of $0.3 million in personnel-related expenses, and $0.2 million in each of depreciation and amortization expense and processing fees.

The decrease in cost of revenues of $0.5 million for the six months ended June 30, 2026 over the prior year comparable period was primarily due to a decrease of $0.9 million in data transmission costs, partially offset by an increase of $0.3 million in processing fees.
Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025		2026	2025
Sales and marketing	$13,503	$12,452	8%	$27,319	$25,240	8%
As a percent of revenue	15%	14%		15%	14%
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
The increase in sales and marketing expenses of $1.1 million for the three months ended June 30, 2026 over the prior year comparable period was primarily due to increases of $0.6 million in third-party advertising spend and $0.3 million in personnel-related expense.
The increase in sales and marketing expenses of $2.1 million for the six months ended June 30, 2026 over the prior year comparable period was primarily due to increases of $1.4 million in third-party advertising spend and $0.3 million in personnel-related expenses.
Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025		2026	2025
Research, development and engineering	$2,375	$1,744	36%	$4,291	$3,456	24%
As a percent of revenue	3%	2%		2%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses (inclusive of share-based compensation).
The increase in research, development and engineering costs of $0.6 million for the three months ended June 30, 2026 over the prior year comparable period was primarily due to an increase in personnel-related expenses.
The increase in research, development and engineering costs of $0.8 million for the six months ended June 30, 2026 over the prior year comparable period was primarily due to an increase in personnel-related expenses.
General and Administrative

(in thousands, except percentages)	Three Months Ended June 30,		Percentage Change	Six Months Ended June 30,		Percentage Change
	2026	2025		2026	2025
General and administrative	$20,362	$16,852	21%	$38,455	$33,923	13%
As a percent of revenue	22%	19%		21%	19%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The increase in general and administrative expenses of $3.5 million for the three months ended June 30, 2026 over the prior year comparable period was primarily due to increases of $1.7 million in personnel-related expenses, $1.0 million in depreciation and amortization expense and $1.0 million in bad debt expense.
The increase in general and administrative expenses of $4.5 million for the six months ended June 30, 2026 over the prior year comparable period was primarily due to increases of $2.5 million in personnel-related expenses, $1.3 million in depreciation and amortization expense and $0.9 million in bad debt expense.
Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025 (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2026	2025	2026	2025
Cost of revenues	$621	$511	$1,063	$987
Operating expenses:
Sales and marketing	994	702	1,745	1,416
Research, development and engineering	318	107	456	212
General and administrative	3,827	2,887	6,760	5,856
Total	$5,760	$4,207	$10,024	$8,471
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $7.9 million and $8.7 million for the three months ended June 30, 2026 and 2025, respectively, and $15.7 million and $17.6 million for the six months ended June 30, 2026 and 2025, respectively. During the three and six months ended June 30, 2026, interest expense decreased primarily due to debt repurchases and redemption that lowered our outstanding debt balance compared to the prior year comparable period.
Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.8 million and $0.5 million for the three months ended June 30, 2026 and 2025, respectively, and $1.4 million and $0.9 million for the six months ended June 30, 2026 and 2025, respectively. Interest income for the three and six months ended June 30, 2026 was higher compared to the prior year comparable periods due to a higher average investment in money market funds.
Other income (expense), net. Our other income (expense), net is generated primarily from investment gains or losses, foreign currency and miscellaneous items. Other income (expense), net was $6.0 million and $(2.3) million for the three months ended June 30, 2026 and 2025, respectively. The change between periods was primarily attributable to a $5.3 million unrealized net gain on our investments, as well as a $2.9 million favorable change due to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
Other income (expense), net was $7.4 million and $(3.4) million for the six months ended June 30, 2026 and 2025, respectively. The change between periods was primarily attributable to a $5.5 million favorable change due to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar as well as a $5.3 million unrealized net gain on our investments.
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
On July 4, 2025, the budget reconciliation bill H.R. 1, referred to as the One Big Beautiful Bill Act (“OBBBA”), was signed into law. The OBBBA includes significant provisions, such as the permanent extension of certain expiring provisions of the Tax Cuts and Jobs Act, modifications to the international tax framework and the restoration of favorable tax treatment for certain business provisions, including modifications to capitalization of research and development expenses, limitations on deductions for interest expense and accelerated fixed asset depreciation. In addition to the OBBBA rules adopted in 2025, the Company implemented the new provisions effective for 2026 in the first quarter of 2026.
The provision for income taxes was $8.3 million and $7.8 million for the three months ended June 30, 2026 and 2025, respectively, and $15.7 million and $14.5 million for the six months ended June 30, 2026 and 2025, respectively.
Our effective tax rate was 23.3% and 27.2% for the three months ended June 30, 2026 and 2025, respectively, and 23.2% and 25.7% for the six months ended June 30, 2026 and 2025, respectively. The decrease in our effective income tax rate for the three months ended June 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation. The decrease in our effective income tax rate for the six months ended June 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of June 30, 2026, we had cash and cash equivalents of $98.9 million compared to $74.7 million as of December 31, 2025. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for share repurchases and capitalized expenditures. As of June 30, 2026, cash and cash equivalents held within domestic and foreign jurisdictions were $24.7 million and $74.2 million, respectively.
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (collectively, the “Lenders”) and U.S. Bank National Association, as agent. Pursuant to the 2025 Credit Agreement, the Lenders have provided the Company with a senior secured revolving credit facility of $75.0 million (the “Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “DDTL Facility” and together with the Revolving Credit Facility, the “2025 Credit Facility”). The Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. Borrowings under the DDTL Facility that are prepaid or repaid may not be reborrowed. The final maturity of the 2025 Credit Facility is scheduled to occur on July 10, 2028. The interest rates applicable to the loans made under the 2025 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.50% - 1.25% in the case of base rate loans and 1.50% - 2.25% in the case of SOFR loans).

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

As of June 30, 2026, the Company had $146.3 million outstanding under the DDTL Facility and $64.0 million outstanding under the Revolving Credit Facility. As of June 30, 2026, the Company had $11.0 million available for future borrowing under the Revolving Credit Facility.

Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of June 30, 2026, we had $558.5 million in aggregate principal amount of indebtedness outstanding (see Note 8 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $12.3 million, which had a weighted average remaining lease term of 4.3 years. As of June 30, 2026, our liability for uncertain tax positions was $15.3 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and 2028 Senior Notes (“Debt Repurchase Program”). The authorization permits an aggregate principal amount reduction of up to $300.0 million and expires on November 9, 2026. The timing and amounts of purchases will be determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of June 30, 2026, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program.
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended June 30, 2026 and 2025, the Company repurchased 300,868 and 551,873 shares, respectively, under this program at an aggregate cost of $9.7 million and $12.5 million (inclusive of excise tax of $0.1 million), respectively. During the six months ended June 30, 2026 and 2025, the Company repurchased 901,365 and 553,344 shares, respectively, under this program at an aggregate cost of $26.8 million (inclusive of excise tax of $0.2 million) and $12.6 million (inclusive of excise tax of $0.1 million), respectively. Cumulatively as of June 30, 2026, 3,000,175 shares have been repurchased under this program at an aggregate cost of $82.3 million (inclusive of excise tax of $0.5 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended June 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 121,768 shares and 37,568 shares, respectively. During the six months ended June 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 146,527 shares and 51,045 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $79.1 million and $69.2 million for the six months ended June 30, 2026 and 2025, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in net cash provided by operating activities over the prior year comparable period was primarily attributable to increased income after excluding noncash items.
Net cash used in investing activities was $19.0 million and $20.2 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, a business acquisition (see Note 4 - Business Acquisitions), and cash paid for investments. For the six months ended June 30, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The decrease in our net cash used in investing activities over the prior year comparable period was attributable to a decrease in cash paid for investments, partially offset by business acquisition costs in the current year period.
Net cash used in financing activities was $34.3 million and $28.6 million for the six months ended June 30, 2026 and 2025, respectively. For the six months ended June 30, 2026, net cash used in financing activities is primarily attributable to our repurchases of common stock. For the six months ended June 30, 2025, net cash used in financing activities is primarily attributable to our repurchases of debt and common stock. The increase in net cash used in financing activities over the prior year comparable period was primarily attributable to an increase in repurchases of our common stock, as well as principal repayments on our debt, in the current year period, partially offset by cash outflows related to the repurchase of our debt in the prior year period.
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
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of June 30, 2026, the carrying value of our cash and cash equivalents approximates fair value. Our return on these investments is subject to interest rate fluctuations.
As of June 30, 2026 and December 31, 2025, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $98.9 million and $74.7 million, respectively. We do not have interest rate risk on our 2028 Senior Notes as these notes have a fixed interest rate. Borrowings made under our 2025 Credit Facility incur interest at a variable interest rate based on SOFR plus an applicable margin and therefore are subject to interest rate risk. As of June 30, 2026, assuming the outstanding balance on our variable rate debt remains constant, we estimate that a hypothetical 100 basis point increase or decrease in the applicable SOFR rate would result in an increase or decrease of approximately $2.1 million in our interest expense for the next 12 months.
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
Foreign exchange gain (loss) was $0.6 million and $(2.3) million for the three months ended June 30, 2026 and 2025, respectively, and $2.0 million and $(3.4) million for the six months ended June 30, 2026 and 2025, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.
Cumulative translation (loss) gain, included in other comprehensive income, was $(1.2) million and $9.9 million for the three months ended June 30, 2026 and 2025, respectively, and $(4.8) million and $14.2 million for the six months ended June 30, 2026 and 2025, respectively.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended June 30, 2026. Based on this evaluation, our CEO and CFO concluded that, as of June 30, 2026, our disclosure controls and procedures were effective, at a reasonable assurance level.
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

(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the second quarter ended June 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
See Note 9 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025, as well as in other documents we file from time to time. Except as set forth below, there have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025.
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

From time to time we also make strategic investments. These investments typically involve many of the same risks posed by acquisitions, particularly those risks associated with the diversion of our resources, the inability of the new venture to be successful, the management of relationships with third parties, and potential expenses. Strategic ventures have the added risk that the other strategic venture partners may have economic, business, or legal interests or objectives that are inconsistent with our interests and objectives. Current investments include, and future investments may include, investments in early-stage companies, which investments are inherently speculative. We are subject to risks associated with our investments, including changes in fair value of investments and partial or complete loss of invested capital. Significant changes in the fair value of our investments would cause fluctuations (potentially both positive and negative) in our own financial results.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Unregistered Sales of Equity Securities
None.
(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).
The following table summarizes the share repurchase activity for the three months ended June 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
April 1 - 30, 2026	—	$—	—	$27,855
May 1 - 31, 2026	109,262	28.48	109,262	24,743
June 1 - 30, 2026	191,606	34.06	191,606	18,217
	300,868		300,868	18,217
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

10.1*	Amended and Restated Consensus Cloud Solutions, Inc. 2021 Equity Incentive Plan
31.1*	Rule 13a-14(a) Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Rule 13a-14(a) Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of June 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and six months ended June 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and six months ended June 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the six months ended June 30, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and six months ended June 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	August 6, 2026	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	August 6, 2026	By:	/s/ ADAM VARON
Adam Varon
Chief Financial Officer
(Principal Financial Officer)

Date:	August 6, 2026	By:	/s/ KAREL KRULICH
Karel Krulich
Chief Accounting Officer
(Principal Accounting Officer)