Form 10-Q
period 2026-09-30
Consensus Cloud Solutions, Inc.
filed 2026-11-06
CIK 1866633

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2026
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 7(a)(2)(B) of the Securities Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act): Yes ☐ No ☒
As of November 2, 2026, there were approximately 17,807,355 shares of the registrant's common stock outstanding.

Part I - Financial Information

Item 1. Financial Statements.

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(Unaudited, in thousands except share and per share data)

	September 30, 2026	December 31, 2025
ASSETS
Cash and cash equivalents	$106,663	$74,685
Accounts receivable, net of allowances of $2,788 and $3,105, respectively	26,064	23,686
Prepaid expenses and other current assets	9,387	18,788
Total current assets	142,114	117,159
Property and equipment, net	125,978	116,869
Operating lease right-of-use assets	3,945	5,098
Intangibles, net	39,588	38,761
Goodwill	352,576	352,939
Deferred income taxes	20,627	21,666
Other assets	24,773	11,323
TOTAL ASSETS	$709,601	$663,815

LIABILITIES AND STOCKHOLDERS’ EQUITY
Accounts payable and accrued expenses	$43,556	$36,045
Income taxes payable, current	4,601	97
Deferred revenue, current	20,430	19,773
Operating lease liabilities, current	2,663	2,576
Current portion of long-term debt	—	7,047
Total current liabilities	71,250	65,538
Long-term debt, net of current portion	549,573	551,322
Deferred revenue, noncurrent	1,319	1,567
Operating lease liabilities, noncurrent	7,667	9,754
Liability for uncertain tax positions	16,403	14,484
Deferred income taxes	12,666	7,176
Other long-term liabilities	2,489	201
TOTAL LIABILITIES	661,367	650,042
Commitments and contingencies (Note 9)
Common stock, $0.01 par value. Authorized 120,000,000; total issued is 21,358,233 and 21,057,258 shares and total outstanding is 17,807,355 and 18,958,448 shares as of September 30, 2026 and December 31, 2025, respectively	213	211
Treasury stock, at cost (3,550,878 and 2,098,810 shares as of September 30, 2026 and December 31, 2025, respectively)	(103,209)	(55,476)
Additional paid-in capital	90,647	76,984
Retained earnings	74,888	849
Accumulated other comprehensive loss	(14,305)	(8,795)
TOTAL STOCKHOLDERS’ EQUITY	48,234	13,773
TOTAL LIABILITIES AND STOCKHOLDERS’ EQUITY	$709,601	$663,815

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF INCOME
(Unaudited, in thousands except share and per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues	$91,003	$87,767	$270,831	$262,626

Cost of revenues (1)	19,069	17,520	54,260	53,214
Gross profit	71,934	70,247	216,571	209,412
Operating expenses:
Sales and marketing (1)	13,094	13,006	40,413	38,246
Research, development and engineering (1)	2,579	1,950	6,870	5,406
General and administrative (1)	20,692	17,361	59,147	51,284
Total operating expenses	36,365	32,317	106,430	94,936
Income from operations	35,569	37,930	110,141	114,476
Interest expense	(8,483)	(8,836)	(24,178)	(26,485)
Interest income	898	759	2,324	1,694
Other income (expense), net	269	128	7,714	(3,285)
Income before income taxes	28,253	29,981	96,001	86,400
Income tax expense	6,273	7,890	21,962	22,376
Net income	$21,980	$22,091	$74,039	$64,024

Net income per common share:
Basic	$1.21	$1.16	$4.02	$3.31
Diluted	$1.15	$1.15	$3.88	$3.29

Weighted average shares outstanding:
Basic	18,128,349	18,995,385	18,398,276	19,319,133
Diluted	19,055,851	19,253,566	19,091,309	19,478,533

(1) Includes share-based compensation expense as follows:
Cost of revenues	$571	$467	$1,634	$1,454
Sales and marketing	1,034	700	2,779	2,116
Research, development and engineering	321	108	777	320
General and administrative	3,805	2,691	10,565	8,547
Total	$5,731	$3,966	$15,755	$12,437

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited, in thousands)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Net income	$21,980	$22,091	$74,039	$64,024
Other comprehensive (loss) income:
Foreign currency translation adjustment	(735)	(245)	(5,510)	13,982
Other comprehensive (loss) income	(735)	(245)	(5,510)	13,982
Comprehensive income	$21,245	$21,846	$68,529	$78,006

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited, in thousands)

	Nine Months Ended September 30,
	2026	2025
Cash flows from operating activities:
Net income	$74,039	$64,024
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	17,058	14,268
Amortization of financing costs and discounts	1,160	1,292
Non-cash operating lease costs	1,120	1,198
Share-based compensation	15,755	12,437
Provision for doubtful accounts	4,891	3,298
Deferred income taxes, net	5,946	9,814
Unrealized gain on investments	(5,300)	—
Other	167	123
Changes in operating assets and liabilities:
Decrease (increase) in:
Accounts receivable	(8,218)	(2,373)
Prepaid expenses and other current assets	9,575	9,833
Other assets	(2,978)	(474)
Increase (decrease) in:
Accounts payable and accrued expenses	7,116	6,988
Income taxes payable	4,578	1,380
Deferred revenue	(187)	(463)
Operating lease liabilities	(1,967)	(1,593)
Liability for uncertain tax positions	1,919	1,143
Other liabilities	22	(27)
Net cash provided by operating activities	124,696	120,868
Cash flows from investing activities:
Purchases of property and equipment	(22,216)	(22,335)
Acquisition of businesses, net of cash received	(2,355)	—
Purchase of investments	(1,500)	(5,000)
Net cash used in investing activities	(26,071)	(27,335)
Cash flows from financing activities:
Proceeds from line of credit	96,845	—
Repayment of line of credit	(33,095)	—
Repayment of term loan	(74,375)	—
Debt issuance costs	(2,584)	(1,673)
Proceeds from the issuance of common stock under employee stock purchase plan	707	694
Repurchase of common stock	(47,491)	(15,036)
Taxes paid related to net share settlement	(5,151)	(1,280)
Repurchase of debt	—	(15,764)
Net cash used in financing activities	(65,144)	(33,059)
Effect of exchange rate changes on cash and cash equivalents	(1,503)	3,630
Net change in cash and cash equivalents	31,978	64,104
Cash and cash equivalents at beginning of period	74,685	33,545
Cash and cash equivalents at end of period	$106,663	$97,649

Supplemental Disclosures of Non-Cash Investing and Financing Activities:
Fair value of contingent consideration and deferred payments related to acquisitions	$1,907	$—
Non-cash conversion and exchange of private company investments	$8,998	$—
2025 Credit Facility borrowings retained by continuing lenders under the 2026 Credit Facility	$106,530	$—

See Notes to Condensed Consolidated Financial Statements

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated	Accumulated other comprehensive	Total
	Shares	Amount	capital	Shares	Amount	deficit	loss	deficit
Balance, July 1, 2025	20,731,103	$207	$68,770	(1,639,069)	$(44,887)	$(41,745)	$(8,824)	$(26,479)
Net income	—	—	—	—	—	22,091	—	22,091
Foreign currency translation adjustment	—	—	—	—	—	—	(245)	(245)
Vested restricted stock	14,111	1	(1)	—	—	—	—	—
Shares withheld related to net share settlement	(4,370)	(1)	(105)	—	—	—	—	(106)
Repurchase of common stock	—	—	—	(115,652)	(2,589)	—	—	(2,589)
Share-based compensation	—	—	4,695	—	—	—	—	4,695
Balance, September 30, 2025	20,740,844	$207	$73,359	(1,754,721)	$(47,476)	$(19,654)	$(9,069)	$(2,633)

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount	capital	Shares	Amount
Balance, July 1, 2026	21,345,097	$213	$84,323	(3,000,175)	$(82,308)	$52,908	$(13,570)	$41,566
Net income	—	—	—	—	—	21,980	—	21,980
Foreign currency translation adjustment	—	—	—	—	—	—	(735)	(735)
Vested restricted stock	19,362	—	—	—	—	—	—	—
Shares withheld related to net share settlement	(6,226)	—	(234)	—	—	—	—	(234)
Repurchase of common stock	—	—	—	(550,703)	(20,901)	—	—	(20,901)
Share-based compensation	—	—	6,558	—	—	—	—	6,558
Balance, September 30, 2026	21,358,233	$213	$90,647	(3,550,878)	$(103,209)	$74,888	$(14,305)	$48,234

CONSENSUS CLOUD SOLUTIONS, INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (DEFICIT)
(Unaudited, in thousands except share amounts)

	Common stock		Additional paid-in	Treasury stock		Accumulated deficit	Accumulated other comprehensive loss	Total deficit
	Shares	Amount	capital	Shares	Amount
Balance, January 1, 2025	20,609,725	$206	$59,373	(1,085,725)	$(32,313)	$(83,678)	$(23,051)	$(79,463)
Net income	—	—	—	—	—	64,024	—	64,024
Foreign currency translation adjustment	—	—	—	—	—	—	13,982	13,982
Vested restricted stock	151,577	2	(2)	—	—	—	—	—
Shares withheld related to net share settlement	(55,415)	(1)	(1,279)	—	—	—	—	(1,280)
Repurchase of common stock	—	—	—	(668,996)	(15,163)	—	—	(15,163)
Share-based compensation	—	—	14,573	—	—	—	—	14,573
Issuance of shares under ESPP	34,957	—	694	—	—	—	—	694
Balance, September 30, 2025	20,740,844	$207	$73,359	(1,754,721)	$(47,476)	$(19,654)	$(9,069)	$(2,633)

	Common stock		Additional paid-in	Treasury stock		Retained earnings	Accumulated other comprehensive loss	Total equity
	Shares	Amount	capital	Shares	Amount
Balance, January 1, 2026	21,057,258	$211	$76,984	(2,098,810)	$(55,476)	$849	$(8,795)	$13,773
Net income	—	—	—	—	—	74,039	—	74,039
Foreign currency translation adjustment	—	—	—	—	—	—	(5,510)	(5,510)
Vested restricted stock	416,531	4	(4)	—	—	—	—	—
Shares withheld related to net share settlement	(152,753)	(2)	(5,149)	—	—	—	—	(5,151)
Repurchase of common stock	—	—	—	(1,452,068)	(47,733)	—	—	(47,733)
Share-based compensation	—	—	18,109	—	—	—	—	18,109
Issuance of shares under ESPP	37,197	—	707	—	—	—	—	707
Balance, September 30, 2026	21,358,233	$213	$90,647	(3,550,878)	$(103,209)	$74,888	$(14,305)	$48,234

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
Revenues from external customers classified by revenue source are as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues
Corporate	$61,420	$56,299	$180,598	$165,890
Small office home office (“SoHo”)	29,583	31,468	90,233	96,736
Total	$91,003	$87,767	$270,831	$262,626

Timing of revenue recognition
Point in time	$404	$580	$1,218	$1,795
Over time	90,599	87,187	269,613	260,831
Total	$91,003	$87,767	$270,831	$262,626
The Company has recorded $3.4 million and $3.6 million of revenue for the three months ended September 30, 2026 and 2025, respectively, and $16.4 million and $17.3 million of revenue for the nine months ended September 30, 2026 and 2025, respectively, that was previously included in the deferred revenue balance as of the beginning of each respective year.

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
The Condensed Consolidated Statement of Income since the date of acquisition and the Condensed Consolidated Balance Sheet as of September 30, 2026, reflect the results of operations of this acquisition. For both the three and nine months ended September 30, 2026, the revenue and net income contributed by this acquisition were not material.
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
Recurring Fair Value Measurements
The Company’s cash and cash equivalents, including money market funds, are considered Level 1 measurements in the fair value hierarchy. The Company considers all highly liquid investments purchased with a maturity of three months or less to be cash equivalents. Cash and cash equivalents include money market funds of $29.7 million and $65.1 million as of

September 30, 2026 and December 31, 2025, respectively, which are valued based on Level 1 inputs consisting of quoted prices in active markets. The carrying value of the Company’s cash and cash equivalents approximates fair value.
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

In June 2026, the Company completed an additional investment in connection with the investee’s financing round. The transaction included a $1.5 million cash investment in exchange for preferred stock, alongside the concurrent conversion of previously issued instruments into additional shares of preferred stock and a standalone preferred stock warrant. Based on the observable transaction price established by this June 2026 financing round, the Company remeasured its existing ASC 321 investments, recognizing a $5.5 million unrealized net gain in other income (expense), net within the Condensed Consolidated Statements of Income during the nine months ended September 30, 2026. No gain or loss was recorded during the three months ended September 30, 2026, or during the three and nine months ended September 30, 2025.

As of September 30, 2026 and December 31, 2025, the carrying amount of the Company’s ASC 321 investments was $15.0 million and $8.0 million, respectively, and is included in other assets within the Company’s Condensed Consolidated Balance Sheets. The Company reviews these investments at each reporting period to determine if there are indicators of impairment. The Company did not record any impairments during the three and nine months ended September 30, 2026 and 2025.

6.    Property and Equipment
Property and equipment, stated at cost, consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Internal-use software development costs	$131,785	$99,961
Computers, software and equipment	19,506	19,504
Furniture and fixtures	948	892
Leasehold improvements	1,721	1,724
Internal-use software development costs in process	59,811	67,400
	213,771	189,481
Less: Accumulated depreciation and amortization	(87,793)	(72,612)
Total property and equipment, net	$125,978	$116,869
Depreciation and amortization expense was $5.7 million and $3.9 million for the three months ended September 30, 2026 and 2025, respectively, and $15.3 million and $12.3 million for the nine months ended September 30, 2026 and 2025, respectively.
During the three and nine months ended September 30, 2026, the Company recognized an impairment charge of $0.2 million. No impairment was recorded in the three and nine months ended September 30, 2025.

7.    Goodwill and Intangible Assets
The changes in carrying amounts of goodwill for the nine months ended September 30, 2026 are as follows (in thousands):

Amount
Balance as of January 1, 2026	$352,939
Goodwill acquired (Note 4)	2,079
Foreign exchange translation	(2,442)
Balance as of September 30, 2026	$352,576
As of September 30, 2026 the Company’s goodwill had no accumulated impairment.
Intangible Assets with Indefinite Lives:
Intangible assets are summarized as follows (in thousands):

	September 30, 2026	December 31, 2025
Trade names	$27,389	$27,422
Other	4,045	4,045
Total	$31,434	$31,467
Intangible Assets Subject to Amortization:
As of September 30, 2026, intangible assets subject to amortization are summarized as follows (in thousands):

	Weighted-Average Remaining Amortization Period	Historical Cost	Accumulated Amortization	Net
Trade names	0.0 years	$8,240	$8,186	$54
Patent and patent licenses	0.0 years	54,341	54,341	—
Customer relationships (1)	1.3 years	109,235	104,275	4,960
Other purchased intangibles	1.8 years	14,215	11,075	3,140
Total		$186,031	$177,877	$8,154
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

Expected amortization expenses for intangible assets subject to amortization at September 30, 2026 are as follows (in thousands):

Fiscal Year:	Amount
2026 (remainder)	$620
2027	1,777
2028	1,356
2029	1,171
2030	1,016
Thereafter	2,214
Total	$8,154
Amortization expense was $0.6 million and $0.7 million for the three months ended September 30, 2026 and 2025, respectively, and $1.7 million and $2.0 million for the nine months ended September 30, 2026 and 2025, respectively.
No impairment of intangible assets was recorded in the three and nine months ended September 30, 2026 and 2025.
8.    Long-Term Debt
Long-term debt consists of the following, terms defined below (in thousands):

	September 30, 2026	December 31, 2025
2028 Senior Notes	$348,247	$348,247
2025 DDTL Facility	—	150,000
2025 Revolving Credit Facility	—	64,000
2026 Revolving Credit Facility	203,375	—
Total	551,622	562,247
Less: deferred issuance costs	(2,049)	(3,878)
Total debt	549,573	558,369
Less: current portion, net of debt issuance costs	—	(7,047)
Total long-term debt, less current portion	$549,573	$551,322
As of September 30, 2026 and December 31, 2025, the estimated fair value of the 2028 Senior Notes (as defined below) was approximately $343.5 million and $349.1 million, respectively.
The Company capitalized $1.0 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during both the three months ended September 30, 2026 and 2025, and $3.0 million and $2.8 million of interest expense within property and equipment, net on the Company’s Condensed Consolidated Balance Sheets during the nine months ended September 30, 2026 and 2025, respectively.
As of September 30, 2026, future contractual principal payments for debt were as follows (in thousands):

Fiscal year:	Total
2026 (remainder)	$—
2027	—
2028	348,247
2029	—
2030	—
Thereafter	203,375
Total	$551,622

2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”) to Ziff Davis, Inc. (“Ziff Davis” or the “Former Parent”) in exchange for the equity interest in the Company. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is presented net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum and mature on October 15, 2028. The Company may redeem some or all of the 2028 Senior Notes at any time on or after October 15, 2026 at specified redemption prices plus accrued and unpaid interest, if any, up to, but excluding the redemption date.
The indenture pursuant to which the 2028 Senior Notes were issued contains covenants that restrict the Company’s ability to (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments; (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; and (vi) transfer and sell assets. These covenants contain certain exceptions. Restricted payments are applicable only if Consensus Cloud Solutions, Inc. and subsidiaries designated as restricted subsidiaries has a net leverage ratio of greater than 3.0 to 1.0. In addition, if such net leverage ratio is in excess of 3.0 to 1.0, the restriction on restricted payments is subject to various exceptions, including the total aggregate amount not to exceed the greater of (A) $100.0 million and (B) 50.0% of EBITDA for the most recently ended four fiscal quarter period ended immediately prior to such date for which internal financial statements are available. The Company is in compliance with its debt covenants as of September 30, 2026.
2025 Credit Agreement
On July 9, 2025, the Company entered into a Credit Agreement (the “2025 Credit Agreement”) with certain lenders party thereto (the “Lenders”) and U.S. Bank National Association, as agent, which provided for a senior secured revolving credit facility of $75.0 million (the “2025 Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $150.0 million (the “2025 DDTL Facility” and together with the 2025 Revolving Credit Facility, the “2025 Credit Facility”), each scheduled to mature on July 10, 2028.
During the three and nine months ended September 30, 2026, the Company repaid $1.9 million and $5.6 million, respectively, of scheduled principal under the 2025 DDTL Facility and, in the same periods, repaid $5.0 million under the 2025 Revolving Credit Facility, using cash on hand. On September 30, 2026, the 2025 Credit Agreement was amended and restated by the 2026 Credit Agreement (as defined below), and the $144.4 million outstanding under the 2025 DDTL Facility and the $59.0 million outstanding under the 2025 Revolving Credit Facility continued as revolving loans under the 2026 Revolving Credit Facility (as defined below). As of September 30, 2026, there was no outstanding principal balance under the 2025 Credit Facility.
2026 Credit Agreement
On September 30, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with the Lenders, certain new lenders and U.S. Bank National Association, as administrative agent and collateral agent, which amended and restated the 2025 Credit Agreement. The 2026 Credit Agreement provides for a senior secured revolving credit facility of $225.0 million (the “2026 Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $300.0 million (the “2026 DDTL Facility” and together with the 2026 Revolving Credit Facility, the “2026 Credit Facility”), each maturing on September 30, 2031, subject to limited customary accelerators. The maturity of the 2026 DDTL Facility will accelerate to July 15, 2028 if, as of that date, the 2028 Senior Notes have not been repaid in full and the Company’s available liquidity, as defined in the 2026 Credit Agreement, is less than the outstanding principal amount of the 2028 Senior Notes. The 2026 Credit Facility is guaranteed by each wholly-owned material domestic subsidiary of the Company and secured by substantially all assets of the Company and the guarantors, subject to other customary exceptions.
The Company accounted for the amendment and restatement as a debt modification with respect to 2025 Credit Facility borrowings retained by continuing lenders under the 2026 Credit Agreement. Of the $203.4 million of borrowings from the 2025 Credit Facility, $96.8 million was reallocated to new lenders. The Company incurred $2.7 million of fees and costs, of which $2.6 million were capitalized as debt issuance costs ($1.0 million allocated to the 2026 Revolving Credit Facility and $1.6 million to the 2026 DDTL Facility). The costs allocated to the 2026 Revolving Credit Facility are included within prepaid expenses and other current assets and other assets and are amortized to interest expense on a straight-line basis through September 30, 2031. Costs allocated to the 2026 DDTL Facility are not amortized until amounts are drawn, at which time a proportionate amount will be reclassified as a reduction of the related borrowings and amortized using the effective interest method. As of September 30, 2026, unamortized debt issuance costs of $3.3 million were included within prepaid expenses and other current assets and other assets on the Company’s Condensed Consolidated Balance Sheets.
Subject to the terms and conditions of the 2026 Credit Agreement, the Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. The Company may borrow under the 2026 DDTL Facility until October 15, 2028 and, until the 2028 Senior Notes are repaid in full, may use the proceeds only to repay the 2028 Senior Notes. Borrowings under the 2026 DDTL Facility that are prepaid or repaid may not be reborrowed. Commencing with the first full fiscal quarter ending after the 2026 DDTL Facility is funded, the Company is required to make consecutive quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the 2026 DDTL Facility, with the remaining balance due at maturity.
The interest rates applicable to the loans made under the 2026 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.75% - 1.50% in the case of base rate loans and 1.75% - 2.50% in the case of SOFR loans). The Company is also required to pay an unused commitment fee of 0.25% - 0.35% per annum, based on the total net leverage ratio, on the unused commitments under the 2026 Revolving Credit Facility and, beginning January 1, 2027, the 2026 DDTL Facility. The weighted-average interest rate on borrowings under the 2026 Credit Facility as of September 30, 2026 was 5.8%. Due to the variable nature of these interest rates, the Company has determined that the carrying value of borrowings under the 2026 Credit Facility approximates fair value.
The 2026 Credit Agreement contains covenants that, subject to certain exceptions, restrict the Company’s ability to: (i) pay dividends or make distributions on the Company’s common stock; (ii) make certain restricted payments (excluding payments in respect of the Company’s 2028 Senior Notes); (iii) create liens or enter into sale and leaseback transactions; (iv) enter into transactions with affiliates; (v) merge or consolidate with another company; (vi) incur indebtedness, (vii) make acquisitions and other investments and (viii) transfer and sell assets. Additionally, the 2026 Credit Agreement requires the Company to maintain a maximum total net leverage ratio and a minimum fixed charges coverage ratio, in each case tested on a quarterly basis. The Company is in compliance with its covenants as of September 30, 2026.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and the 2028 Senior Notes (“2023 Debt Repurchase Program”). The authorization permitted an aggregate principal amount reduction of up to $300 million and was set to expire on November 9, 2026. The timing and amounts of purchases were determined by the Company, depending on market conditions and other factors it deems relevant. During the three and nine months ended September 30, 2026 and the three months ended September 30, 2025, the Company made no repurchases under this program. During the nine months ended September 30, 2025, the Company retired $15.7 million in principal of its senior notes under this program. As of September 30, 2026, the Company has retired an aggregate of $222.6 million in principal of its senior notes under this program. On November 5, 2026, the Board of Directors terminated the existing 2023 Debt Repurchase Program and approved a new Debt Repurchase Program under the same general terms mentioned above (“2026 Debt Repurchase Program”), but with an expiration date of November 5, 2027 and an authorized amount of up to $348.2 million in aggregate principal to retire the remaining outstanding 2028 Senior Notes.
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
10.     Other Balance Sheet Account Details
Prepaid expenses and other current assets
Prepaid expenses and other current assets consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Prepaid insurance	$522	$2,830
Prepaid income taxes	2,811	5,484
Prepaid marketing expense	138	4,067
Prepaid software licenses	3,516	3,953
Other prepaid expenses	1,535	2,092
Other current assets	865	362
Total	$9,387	$18,788
Accounts payable and accrued expenses
Accounts payable and accrued expenses consisted of the following (in thousands):

	September 30, 2026	December 31, 2025
Accounts payable	$7,468	$7,544
Accrued sales and other taxes	7,482	6,969
Accrued interest	12,669	7,349
Accrued compensation	10,430	9,614
Accrued advertising expenses	1,882	1,611
Other accrued expenses	3,625	2,958
Total	$43,556	$36,045
11.    Income Taxes
The Company’s tax provision for interim periods is determined using an estimate of the Company’s annual effective tax rate adjusted for discrete interim period tax impacts. Each quarter the Company updates its estimated annual effective tax rate and, if the estimate changes, makes a cumulative adjustment. Changes in the geographical mix, permanent differences or the estimated level of annual pre-tax income can affect the effective tax rate. The Company’s effective tax rate for the three months ended September 30, 2026 and 2025 was 22.2% and 26.3%, respectively. The decrease in the Company’s effective income tax rate for the three months ended September 30, 2026 was primarily due to the impact of the One Big Beautiful Bill Act (“OBBBA”) changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation. The Company’s effective tax rate for the nine months ended September 30, 2026 and 2025 was 22.9% and 25.9%, respectively. The decrease in the Company’s effective income tax rate for the nine months ended September 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation.

The Company’s effective tax rates for the three and nine months ended September 30, 2026 and 2025 differed from the U.S. federal statutory rate of 21% primarily as a result of state income taxes, certain expenses not deductible for tax purposes, foreign rate differential, foreign income inclusion, various tax credits and uncertain tax positions.
As of September 30, 2026 and December 31, 2025, the Company had $16.4 million and $14.5 million, respectively, in liabilities for uncertain income tax positions, including interest and penalties. Accrued interest and penalties related to unrecognized tax benefits are recognized in income tax expense on the Company’s Condensed Consolidated Statements of Income.
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
Income Tax Audits
The Company files tax returns in the U.S., Ireland, Canada, Japan, Netherlands and Hong Kong. In February 2026, the Company received notification of a review by the Irish tax authorities relating to tax years 2023 and 2024. In July 2026, the Company was notified that this review was formally closed, resulting in no material impact to the Company's consolidated financial statements. As of September 30, 2026, the Company is not under audit in any other jurisdictions in which it operates. The U.S. federal and most state tax returns filed for 2022 onwards, as well as certain state returns filed for 2021 onwards, are still open to examination by tax authorities. With respect to the Company’s international subsidiaries, tax returns filed for the years from 2020 onwards are still open to examination by tax authorities.
12.    Stockholders’ Equity
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended September 30, 2026 and 2025, the Company repurchased 550,703 and 115,652 shares, respectively, under this program at an aggregate cost of $20.9 million (inclusive of excise tax of $0.2 million) and $2.6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,452,068 and 668,996 shares, respectively, under this program at an aggregate cost of $47.7 million (inclusive of excise tax of $0.4 million) and $15.2 million (inclusive of excise tax of $0.1 million), respectively. Cumulatively as of September 30, 2026, 3,550,878 shares have been repurchased under this program at an aggregate cost of $103.2 million (inclusive of excise tax of $0.7 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended September 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 6,226 shares and 4,370 shares, respectively. During the nine months ended September 30, 2026 and

2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 152,753 shares and 55,415 shares, respectively.
Dividends
The Company currently does not issue dividends to Consensus shareholders. Future dividends are subject to Board approval. Our current debt agreements could trigger restrictions on dividend payments under certain circumstances (see Note 8 - Long-Term Debt).
13.    Equity Incentive Plan
The Company’s share-based compensation plans include the 2021 Equity Incentive Plan (the “2021 Plan”).
In December 2021, Consensus’ Board of Directors adopted the 2021 Plan, which provides for the grant of incentive stock options, stock appreciation rights, restricted stock, restricted stock units, performance shares and share units and other share-based awards. Under the 2021 Plan, 4,000,000 shares of common stock were initially authorized to be granted. At the annual meeting of stockholders held in June 2026, our stockholders approved an amendment and restatement of the 2021 Equity Incentive Plan (the “A&R 2021 Plan”). The A&R 2021 Plan authorizes the issuance of an additional 1,510,000 shares of common stock for future equity grants. As of September 30, 2026, 1,916,236 shares were available to be issued under the A&R 2021 Plan.
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
Restricted stock unit activity for the nine months ended September 30, 2026 is set forth below:

	Number of Shares	Weighted-Average Grant-Date Fair Value
Outstanding at January 1, 2026	2,202,505	$30.10
Granted	839,988	23.35
Vested	(416,531)	27.31
Canceled	(222,660)	41.67
Outstanding at September 30, 2026	2,403,302	$27.15
The total fair value as of the respective vesting dates of restricted stock units that vested during the nine months ended September 30, 2026 and 2025 was $14.0 million and $3.5 million, respectively. As of September 30, 2026, the Company had unrecognized share-based compensation cost related to its restricted stock units of $34.3 million, which is expected to be recognized over a weighted-average period of 2.0 years.
The Company capitalized $0.7 million of share-based compensation cost during both the three months ended September 30, 2026 and 2025, and $2.1 million during both the nine months ended September 30, 2026 and 2025, within property and equipment, net on its Condensed Consolidated Balance Sheets.

14.     Earnings Per Share
The components of basic and diluted earnings per share are as follows (in thousands, except share and per share data):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Numerator for basic and diluted net income per common share:
Net income available to common shareholders from operations	$21,980	$22,091	$74,039	$64,024
Denominator:
Weighted-average outstanding shares of common stock	18,128,349	18,995,385	18,398,276	19,319,133
Dilutive effect of:
Equity incentive plans	918,622	255,021	688,136	156,861
Employee Stock Purchase Plan	8,880	3,160	4,897	2,539
Common stock and common stock equivalents	19,055,851	19,253,566	19,091,309	19,478,533
Net income per share from operations:
Basic	$1.21	$1.16	$4.02	$3.31
Diluted	$1.15	$1.15	$3.88	$3.29

For the three months ended September 30, 2026 and 2025, there were 631,268 and 892,090 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation. For the nine months ended September 30, 2026 and 2025, there were 650,341 and 948,313 anti-dilutive shares, respectively, that were excluded from the earnings per share calculation.

15.    Segment Information
The following presents the segment information of Cloud Fax (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025

Revenues	$91,003	$87,767	$270,831	$262,626
Less:
Salary and benefits	23,015	21,027	67,313	61,608
Marketing	5,373	5,107	16,718	15,035
Phone operations	3,986	4,001	11,648	12,426
Outside services	3,713	3,833	10,247	10,996
Depreciation and amortization	6,364	4,519	17,058	14,268
Other segment items (1)	12,983	11,350	37,706	33,817
Segment operating profit	35,569	37,930	110,141	114,476

Interest expense	(8,483)	(8,836)	(24,178)	(26,485)
Interest income	898	759	2,324	1,694
Other income (expense), net (2)	269	128	7,714	(3,285)
Segment earnings before income taxes	28,253	29,981	96,001	86,400

Income tax expense	6,273	7,890	21,962	22,376
Segment net income	$21,980	$22,091	$74,039	$64,024
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
The Company maintains operations in the U.S., Canada, Ireland and other countries. Geographic information about the U.S. and all other countries for the reporting periods is presented below. Such information attributes revenues based on markets where revenues are reported (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenues:
United States	$71,337	$68,894	$212,760	$206,270
Canada	14,893	14,023	43,899	41,759
Ireland	2,486	2,676	7,686	8,153
All other countries	2,287	2,174	6,486	6,444
Foreign countries	19,666	18,873	58,071	56,356
Total	$91,003	$87,767	$270,831	$262,626
As of September 30, 2026 and December 31, 2025, substantially all of the Company’s long-lived assets, which consist of property and equipment, net and operating lease right-of-use assets, were located in the United States.

16.    Related Party Transactions
In June 2026, the Company hired an immediate family member of a member of the Company’s Board of Directors. The compensation arrangement includes an annual base salary of approximately $150,000, target annual bonus of $20,000, and an equity package of $75,000 vesting over a 3-year period and subject to the Company’s 2021 Equity Incentive Plan, and such other standard company benefits available to similarly situated employees of the Company. The Company believes that the terms of employment are commensurate with those of the employee’s peers and were established in accordance with the Company’s compensation practices applicable to employees with equivalent qualifications, experience and responsibilities and have been approved by the Audit Committee of the Company’s Board of Directors. Compensation paid and expense recognized (including share-based compensation) for the employee were not material for the three and nine months ended September 30, 2026. Additionally, amounts payable to the employee as of September 30, 2026, were not material.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
Forward-Looking Information
In addition to historical information, we have also made forward-looking statements in this report. These statements are based on our estimates and assumptions and are subject to risks and uncertainties. Forward-looking statements include the information concerning our possible or assumed future results of operations. Forward-looking statements also include those preceded or followed by the words “expects,” “may,” “anticipates,” “believes,” “estimates,” “will,” “hopes” or similar expressions. For those statements, we claim the protection of the safe harbor for forward-looking statements contained in the Private Securities Litigation Reform Act of 1995. Our actual results may differ materially from those anticipated in these forward-looking statements as a result of many factors, including but not limited to those discussed below, the risk factors discussed in Part II, Item 1A - “Risk Factors” of this Quarterly Report on Form 10-Q (if any) and in Part I, Item 1A - “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A - “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026 (together, the “Risk Factors”), and the factors discussed in the section in this Quarterly Report on Form 10-Q entitled “Quantitative and Qualitative Disclosures About Market Risk.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the Risk Factors and the risk factors set forth in other documents we file from time to time with the SEC.

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

Overview
Consensus is a leading provider of secure information delivery services. With our most prominent brand eFax® established over twenty-five years ago, Consensus has now evolved the service platform from pure cloud Fax to efficient and secure information exchange featuring solutions for data extraction, comprehension and transformation, facilitating interoperability and process improvement. Consensus is committed to security and compliance in data exchange, and our scalable Software-as-a-Service (“SaaS”) platform is particularly attractive to regulated industries like healthcare and healthcare technology, public sector, financial services, law, and education. We offer local phone numbers in 46 countries and/or territories, servicing approximately 710 thousand customers ranging from small businesses to large enterprises and the federal government. Each customer cohort has unique needs and engagement preferences, and our go-to-market and customer service offerings are adapted across this continuum to serve each appropriately. Our top 10 customers represent approximately 12% of total revenues and approximately 71% of our small office/home office (“SoHo”) customer accounts are older than 2 years.
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

The following table sets forth certain key performance metrics for our operations for the three and nine months ended September 30, 2026 and 2025 (in thousands, except for percentages and Average Revenue per Customer Account):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Revenue
Corporate	$61,420	$56,299	$180,598	$165,890
SoHo	29,583	31,468	90,233	96,736
Consolidated	$91,003	$87,767	$270,831	$262,626
Average Revenue per Customer Account (“ARPA”) (1)(2)
Corporate	$301.42	$300.16	$303.44	$301.75
SoHo	$15.42	$15.56	$15.67	$15.56
Consolidated	$42.89	$39.87	$42.64	$38.81

Customer Accounts (1)
Corporate	69	63	69	63
SoHo	641	661	641	661
Consolidated	710	724	710	724

Paid Adds (3)
Corporate	9	8	26	21
SoHo	101	51	274	171
Consolidated	110	59	300	192

Monthly Churn % (4)
Corporate	3.87%	2.73%	3.35%	2.65%
SoHo	4.78%	3.71%	4.46%	3.69%
Consolidated	4.69%	3.70%	4.36%	3.64%
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
Critical Accounting Estimates
In the ordinary course of business, we have made a number of estimates and assumptions relating to the reporting of results of operations and financial condition in the preparation of our financial statements. Actual results could differ significantly from those estimates under different assumptions and conditions. Our critical accounting policies are described in our 2025 Annual Report on Form 10-K filed with the SEC on February 13, 2026. During the nine months ended September 30, 2026, there were no significant changes in our critical accounting policies and estimates.

Results of Operations for the Three and Nine Months Ended September 30, 2026 and 2025
The main strategic focus of our Consensus offerings is to enable our customers to securely and cooperatively access, exchange and use information across organizational, regional and national boundaries. As a result, we expect to continue to take steps to enhance our existing offerings and offer new services to continue to satisfy the evolving needs of our customers.

We expect our business to primarily grow organically and inorganically through the use of capital for re-investment in the business and opportunistic acquisitions that expedite our product roadmap in the interoperability space should they arise.

Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2026	2025		2026	2025
Revenues	$91,003	$87,767	4%	$270,831	$262,626	3%

    Our revenues primarily consist of revenues from “fixed” customer subscription revenues and “variable” revenues generated from actual usage of our services.
Revenues increased by $3.2 million for the three months ended September 30, 2026 over the prior year comparable period. The increase was due to an increase of $5.1 million or 9% in our Corporate business, partially offset by a decline of $1.9 million or 6% in our SoHo business.
Revenues increased by $8.2 million for the nine months ended September 30, 2026 over the prior year comparable period. The increase was due to an increase of $14.7 million or 9% in our Corporate business, partially offset by a decline of $6.5 million or 7% in our SoHo business.
Cost of Revenues

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2026	2025		2026	2025
Cost of revenues	$19,069	$17,520	9%	$54,260	$53,214	2%
As a percent of revenue	21%	20%		20%	20%
Cost of revenues is primarily comprised of costs associated with personnel costs (inclusive of share-based compensation), data transmission, online processing fees, network operations as well as capitalized software amortization and equipment depreciation.
The increase in cost of revenues of $1.5 million for the three months ended September 30, 2026 over the prior year comparable period was primarily due to increases of $0.8 million in depreciation and amortization expense and $0.3 million in each of personnel-related expenses and processing fees.

The increase in cost of revenues of $1.0 million for the nine months ended September 30, 2026 over the prior year comparable period was primarily due to increases of $0.6 million in processing fees, $0.5 million in personnel-related expenses and $0.4 million in depreciation and amortization expense, partially offset by a decrease of $0.8 million in data transmission costs.
Operating Expenses
Sales and Marketing

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2026	2025		2026	2025
Sales and marketing	$13,094	$13,006	1%	$40,413	$38,246	6%
As a percent of revenue	14%	15%		15%	15%
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
Sales and marketing expenses for the three months ended September 30, 2026 were consistent with the prior year comparable period.
The increase in sales and marketing expenses of $2.2 million for the nine months ended September 30, 2026 over the prior year comparable period was primarily due to increases of $1.7 million in third-party advertising spend and $0.8 million in other business development-related expenses, partially offset by a decrease of $0.2 million in personnel-related expense.
Research, Development and Engineering

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2026	2025		2026	2025
Research, development and engineering	$2,579	$1,950	32%	$6,870	$5,406	27%
As a percent of revenue	3%	2%		3%	2%
Our research, development and engineering costs consist primarily of personnel-related expenses (inclusive of share-based compensation).
The increase in research, development and engineering costs of $0.6 million for the three months ended September 30, 2026 over the prior year comparable period was primarily due to an increase in personnel-related expenses.
The increase in research, development and engineering costs of $1.5 million for the nine months ended September 30, 2026 over the prior year comparable period was primarily due to an increase in personnel-related expenses.
General and Administrative

(in thousands, except percentages)	Three Months Ended September 30,		Percentage Change	Nine Months Ended September 30,		Percentage Change
	2026	2025		2026	2025
General and administrative	$20,692	$17,361	19%	$59,147	$51,284	15%
As a percent of revenue	23%	20%		22%	20%
Our general and administrative costs consist primarily of personnel-related expenses (inclusive of share-based compensation), professional fees, depreciation and amortization and bad debt expense.

The increase in general and administrative expenses of $3.3 million for the three months ended September 30, 2026 over the prior year comparable period was primarily due to increases of $1.3 million in personnel-related expenses, $1.1 million in depreciation and amortization expense and $0.7 million in bad debt expense.
The increase in general and administrative expenses of $7.9 million for the nine months ended September 30, 2026 over the prior year comparable period was primarily due to increases of $3.9 million in personnel-related expenses, $2.4 million in depreciation and amortization expense and $1.6 million in bad debt expense.
Share-Based Compensation
The following table represents share-based compensation expense included in cost of revenues and operating expenses in the accompanying Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025 (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2026	2025	2026	2025
Cost of revenues	$571	$467	$1,634	$1,454
Operating expenses:
Sales and marketing	1,034	700	2,779	2,116
Research, development and engineering	321	108	777	320
General and administrative	3,805	2,691	10,565	8,547
Total	$5,731	$3,966	$15,755	$12,437
Non-Operating Income and Expenses
Interest expense. Our interest expense is due to outstanding debt and is offset by any extinguishment gain or losses and capitalized interest. Interest expense was $8.5 million and $8.8 million for the three months ended September 30, 2026 and 2025, respectively, and $24.2 million and $26.5 million for the nine months ended September 30, 2026 and 2025, respectively. During the three and nine months ended September 30, 2026, interest expense decreased, primarily due to redemption and principal repayments that lowered our outstanding debt balance compared to the prior year comparable periods.
Interest income. Our interest income is generated from interest earned on cash and cash equivalents. Interest income was $0.9 million and $0.8 million for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $1.7 million for the nine months ended September 30, 2026 and 2025, respectively. Interest income for the three and nine months ended September 30, 2026 was higher compared to the prior year comparable periods primarily due to a higher average cash and cash equivalent balances.
Other income (expense), net. Our other income (expense), net is generated primarily from investment gains or losses, foreign currency and miscellaneous items. Other income (expense), net was $0.3 million and $0.1 million for the three months ended September 30, 2026 and 2025, respectively. The change between periods was primarily attributable to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
Other income (expense), net was $7.7 million and $(3.3) million for the nine months ended September 30, 2026 and 2025, respectively. The change between periods was primarily attributable to a $5.3 million unrealized net gain on our investments, as well as a $5.6 million favorable change due to exchange rate fluctuations on intercompany balances between periods in foreign subsidiaries that were in functional currencies other than the U.S. Dollar.
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
The provision for income taxes was $6.3 million and $7.9 million for the three months ended September 30, 2026 and 2025, respectively, and $22.0 million and $22.4 million for the nine months ended September 30, 2026 and 2025, respectively.
Our effective tax rate was 22.2% and 26.3% for the three months ended September 30, 2026 and 2025, respectively, and 22.9% and 25.9% for the nine months ended September 30, 2026 and 2025, respectively. The decrease in our effective income tax rate for the three months ended September 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation. The decrease in our effective income tax rate for the nine months ended September 30, 2026 was primarily due to the impact of the OBBBA changes on international taxes as well as excess tax benefits related to share-based compensation, partially offset by an increase in the officer’s compensation limitation.
Liquidity and Capital Resources
Cash and Cash Equivalents
As of September 30, 2026, we had cash and cash equivalents of $106.7 million compared to $74.7 million as of December 31, 2025. The increase in cash and cash equivalents resulted primarily from cash provided by operations, partially offset by cash used for share repurchases and capitalized expenditures. As of September 30, 2026, cash and cash equivalents held within domestic and foreign jurisdictions were $21.9 million and $84.8 million, respectively.
2028 Senior Notes
On October 7, 2021, Consensus issued $500.0 million of 6.5% senior notes due in 2028 (the “2028 Senior Notes”), in a private placement offering exempt from the registration requirements of the Securities Act of 1933. In exchange for the equity interest in the Company, Consensus issued the 2028 Senior Notes to Ziff Davis. Ziff Davis then exchanged the 2028 Senior Notes with lenders under its credit agreement (or their affiliates) in exchange for extinguishment of a similar amount of indebtedness under such credit agreement. The 2028 Senior Notes are presented as long-term debt, net of current portion, which is net of deferred issuance costs, on the Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025. The 2028 Senior Notes bear interest at a rate of 6.5% per annum, payable semi-annually in arrears on April 15 and October 15 of each year, which commenced on April 15, 2022.
2026 Credit Agreement
On September 30, 2026, the Company entered into an Amended and Restated Credit Agreement (the “2026 Credit Agreement”) with the Lenders, certain new lenders and U.S. Bank National Association, as administrative agent and collateral agent, which amended and restated the 2025 Credit Agreement (as defined in Note 8 - Long-Term Debt). The 2026 Credit Agreement provides for a senior secured revolving credit facility of $225.0 million (the “2026 Revolving Credit Facility”) and a senior secured delayed-draw term loan facility of $300.0 million (the “2026 DDTL Facility” and together with the 2026 Revolving Credit Facility, the “2026 Credit Facility”), each maturing on September 30, 2031, subject to limited customary accelerators. The Company may borrow, repay and reborrow revolving loans at any time during the term of the facility. The Company may borrow under the 2026 DDTL Facility until October 15, 2028 and, until the 2028 Senior Notes are repaid in full, may use the proceeds only to repay the 2028 Senior Notes. Borrowings under the 2026 DDTL Facility that are prepaid or repaid may not be reborrowed. Commencing with the first full fiscal quarter ending after the 2026 DDTL Facility is funded, the Company is required to make consecutive quarterly principal payments, each in an amount of 1.25% of the initial aggregate principal amount borrowed on the 2026 DDTL Facility, with the remaining balance due at maturity. The Company currently expects to use the proceeds from the 2026 DDTL Facility for the exclusive purpose of retiring the 2028 Senior Notes on or about October 15, 2027, when they become redeemable at 100% of their principal amount plus accrued interest.

The interest rates applicable to the loans made under the 2026 Credit Facility are, at the Company’s option, equal to either a base rate or the Secured Overnight Financing Rate (“SOFR”) plus an applicable margin based on the total net leverage ratio (0.75% - 1.50% in the case of base rate loans and 1.75% - 2.50% in the case of SOFR loans). The Company is also required to pay an unused commitment fee of 0.25% - 0.35% per annum, based on the total net leverage ratio, on the unused commitments under the 2026 Revolving Credit Facility and, beginning January 1, 2027, the 2026 DDTL Facility.
During the third quarter of 2026, as part of the 2026 Credit Agreement, the outstanding balances of the 2025 Revolving Credit Facility and the 2025 DDTL Facility (as defined in Note 8 - Long-Term Debt) were continued as borrowings under the 2026 Revolving Credit Facility, with $96.8 million reallocated to new lenders, resulting in a balance of $203.4 million on the 2026 Revolving Credit Facility as of September 30, 2026. The 2025 Credit Facility was amended and restated as part of this transaction. As of September 30, 2026, the Company had $321.6 million of unused borrowing capacity under the 2026 Credit Facility, consisting of $21.6 million under the 2026 Revolving Credit Facility and $300.0 million under the 2026 DDTL Facility.
Material Cash Requirements
Our long-term contractual obligations generally include our debt and related interest payments, noncancellable operating leases as well as other commitments. As of September 30, 2026, we had $551.6 million in aggregate principal amount of indebtedness outstanding (see Note 8 - Long-Term Debt of the Notes to the Condensed Consolidated Financial Statements) and total minimum lease payments of $11.8 million, which had a weighted average remaining lease term of 4.0 years. As of September 30, 2026, our liability for uncertain tax positions was $16.4 million. Due to uncertainties in the timing of the amounts and timing of cash settlement with the taxing authorities, we are unable to make a reasonably reliable estimate of the timing of payments.
We currently anticipate that our existing cash and cash equivalents and cash generated from operations and financing activities will be sufficient to fund our anticipated needs for working capital, capital expenditures and stock and debt repurchases, if any, for at least the next 12 months and the foreseeable future.
Debt Repurchase Program
On November 9, 2023, the Board of Directors approved a debt repurchase program, pursuant to which Consensus may reduce, through redemptions, open market purchases, tender offers, privately negotiated purchases or other retirements, a combination of the outstanding principal balance of the previously outstanding senior notes that were due in 2026 and 2028 Senior Notes (“2023 Debt Repurchase Program”). The authorization permitted an aggregate principal amount reduction of up to $300.0 million and was set to expire on November 9, 2026. The timing and amounts of purchases were determined by the Company, depending on market conditions and other factors it deems relevant. Any gains or losses on extinguishment of debt are recognized in interest expense on the Condensed Consolidated Statements of Income. As of September 30, 2026, the Company had retired an aggregate of $222.6 million in principal of its senior notes under this program. On November 5, 2026, the Board of Directors terminated the existing 2023 Debt Repurchase Program and approved a new Debt Repurchase Program under the same general terms mentioned above (“2026 Debt Repurchase Program”), but with an expiration date of November 5, 2027 and an authorized amount of up to $348.2 million in aggregate principal to retire the remaining outstanding 2028 Senior Notes.
Common Stock Repurchase Program
In March 2022, the Company’s Board of Directors approved a share buyback program, under which the Company was authorized to purchase in the public market or in off-market transactions up to $100.0 million worth of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The share buyback program may end before this date if the maximum amount of repurchases has been reached or at the discretion of the Company’s Board of Directors. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. Shares may be repurchased through open market purchases or privately negotiated transactions, including through Rule 10b5-1 trading plans. During the three months ended September 30, 2026 and 2025, the Company repurchased 550,703 and 115,652 shares, respectively, under this program at an aggregate cost of $20.9 million (inclusive of excise tax of $0.2 million) and $2.6 million, respectively. During the nine months ended September 30, 2026 and 2025, the Company repurchased 1,452,068 and 668,996 shares, respectively, under this program at an aggregate cost of $47.7 million (inclusive of excise tax of $0.4 million) and $15.2 million (inclusive of excise tax of $0.1 million), respectively. Cumulatively as of September 30, 2026, 3,550,878 shares have been repurchased under this program at an aggregate cost of $103.2 million (inclusive of excise tax of $0.7 million). The excise tax is assessed at 1% of the fair market value of net stock repurchases after December 31, 2022.
Vested Restricted Stock
At the time of certain vesting events related to restricted stock units that are held by participants in Consensus’ Equity Incentive Plan, a portion of the awards subject to vesting are withheld by the Company to satisfy the employees’ tax withholding obligations that arise upon the vesting of restricted stock. As a result, the number of shares issued upon vesting for these awards is net of the statutory withholding requirements that the Company pays on behalf of its employees. Although shares withheld are not issued, they are treated as common share repurchases in the Company’s condensed consolidated financial statements, as they reduce the number of shares that would have been issued upon vesting. These shares do not count against the authorized capacity under the Company’s share repurchase program described above. During the three months ended September 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 6,226 shares and 4,370 shares, respectively. During the nine months ended September 30, 2026 and 2025, the Company withheld shares on its vested restricted stock units relating to its share-based compensation plans of 152,753 shares and 55,415 shares, respectively.
Cash Flows
Our primary sources of liquidity are cash flows generated from operations, together with cash and cash equivalents. Net cash provided by operating activities was $124.7 million and $120.9 million for the nine months ended September 30, 2026 and 2025, respectively. Our operating cash flows resulted primarily from cash received from our customers offset by cash payments we made to third parties for their services and employee compensation. The increase in net cash provided by operating activities over the prior year comparable period was primarily attributable to increased income after excluding noncash items, partially offset by changes in our working capital accounts.
Net cash used in investing activities was $26.1 million and $27.3 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, a business acquisition (see Note 4 - Business Acquisitions), and cash paid for investments. For the nine months ended September 30, 2025, net cash used in investing activities consisted of capital expenditures, primarily capitalized software development costs, and cash paid for investments. The decrease in our net cash used in investing activities over the prior year comparable period was attributable to a decrease in cash paid for investments, partially offset by business acquisition costs in the current year period.
Net cash used in financing activities was $65.1 million and $33.1 million for the nine months ended September 30, 2026 and 2025, respectively. For the nine months ended September 30, 2026, net cash used in financing activities is primarily attributable to our repurchases of common stock and repayments of our debt. For the nine months ended September 30, 2025, net cash used in financing activities is primarily attributable to our repurchases of debt and common stock. The increase in net cash used in financing activities over the prior year comparable period was primarily attributable to an increase in repurchases of our common stock, as well as principal repayments on our debt in the current year period, partially offset by cash outflows related to the repurchase of our debt in the prior year period.
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
Interest Rate Risk
Our cash and cash equivalents are not subject to significant interest rate risk due to the short maturities of these instruments. As of September 30, 2026, the carrying value of our cash and cash equivalents approximates fair value. Our return on these investments is subject to interest rate fluctuations.

As of September 30, 2026 and December 31, 2025, we had cash and cash equivalent investments, primarily in money market funds and cash held in foreign and domestic bank accounts, of $106.7 million and $74.7 million, respectively. We do not have interest rate risk on our 2028 Senior Notes as these notes have a fixed interest rate. Borrowings made under our 2026 Credit Facility incur interest at a variable interest rate based on SOFR plus an applicable margin and therefore are subject to interest rate risk. As of September 30, 2026, assuming the outstanding balance on our variable rate debt remains constant, we estimate that a hypothetical 100 basis point increase or decrease in the applicable SOFR rate would result in an increase or decrease of approximately $2.0 million in our interest expense for the next 12 months.
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
Foreign exchange gain (loss) was $0.3 million and $0.2 million for the three months ended September 30, 2026 and 2025, respectively, and $2.3 million and $(3.3) million for the nine months ended September 30, 2026 and 2025, respectively. The change in foreign exchange gain (loss) was primarily attributable to the translation of certain intra-entity balances in foreign currencies.
Cumulative translation (loss) gain, included in other comprehensive income, was $(0.7) million and $(0.2) million for the three months ended September 30, 2026 and 2025, respectively, and $(5.5) million and $14.0 million for the nine months ended September 30, 2026 and 2025, respectively.
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
Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of the effectiveness of our disclosure controls and procedures, as such term is defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, as of the end of the quarterly period ended September 30, 2026. Based on this evaluation, our CEO and CFO concluded that, as of September 30, 2026, our disclosure controls and procedures were effective, at a reasonable assurance level.

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
(b) Changes in Internal Controls
There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) which occurred during the third quarter ended September 30, 2026 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
Part II - Other Information
Item 1. Legal Proceedings
See Note 9 - Commitments and Contingencies of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.
Item 1A. Risk Factors
In addition to the other information set forth in this report, you should carefully consider the factors discussed in Part I, Item 1A. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and Part II, Item 1A. “Risk Factors” in our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026, as well as in other documents we file from time to time. There have been no material changes to the risk factors from those described in our Annual Report on Form 10-K for the year ended December 31, 2025 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2026.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
(a)     Unregistered Sales of Equity Securities
None.
(b)    Issuer Purchases of Equity Securities
On March 1, 2022, the Company’s Board of Directors approved a share buyback program. Under this program, the Company was authorized to purchase, in the public market or in off-market transactions, up to $100.0 million worth of the Company’s common stock through February 2025. The Company’s Board of Directors authorized and approved a three-year extension of the share repurchase program through February 2028 in February 2025 and an increase in the total authorization to $200.0 million in August 2026. The timing and amounts of purchases are determined by the Company, depending on market conditions and other factors it deems relevant. For further information on our share repurchases, refer to Note 12 - Stockholders’ Equity of the Notes to the Condensed Consolidated Financial Statements (Part I, Item 1).

The following table summarizes the share repurchase activity for the three months ended September 30, 2026:

	Total Number of Shares Purchased	Average Price Paid Per Share (1)	Total Number of Shares Purchased as Part of Publicly Announced Plans or Program	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Program
				(in thousands)
July 1 - 31, 2026	20,000	$34.42	20,000	$17,529
August 1 - 31, 2026	372,067	38.07	372,067	103,364
September 1 - 30, 2026	158,636	36.85	158,636	97,518
	550,703		550,703	97,518
(1) Average price paid per share includes costs associated with the repurchases, but excludes the 1% excise tax accrued on our share repurchases as a result of the Inflation Reduction Act of 2022.
Item 3. Defaults Upon Senior Securities
Not applicable.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
(c)    Trading Plans
During the three months ended September 30, 2026, the officer listed below adopted a trading plan intended to satisfy the affirmative defense conditions of Rule 10b5-1(c) under the Securities Exchange Act of 1934, as amended. References to "net shares received" below refer to net shares received by an officer after excluding any shares withheld by us to satisfy the officer’s income tax withholding and remittance obligations in connection with the net settlement of equity awards.
On August 20, 2026, Jeffrey Sullivan, the Company’s Chief Technology Officer, entered into a trading plan that provides for the sale of up to all of the net shares received upon the vesting of up to 28,767 of Mr. Sullivan's specified outstanding restricted stock units and up to 13,503 earned market-based performance stock units during the duration of the plan. The plan will terminate on December 31, 2027, subject to early termination for certain specified events set forth in the plan.

During the three months ended September 30, 2026, no other director or officer (as defined in Rule 16a-1(f) under the Exchange Act) adopted or terminated any Rule 10b5-1 trading arrangement or non-Rule 10b5-1 trading arrangement (as defined in Item 408 of Regulation S-K).

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

10.1*
Amended and Restated Credit Agreement, dated as of September 30, 2026, among Consensus Cloud Solutions, Inc., the lenders from time to time party thereto, and U.S. Bank National Association, as Administrative Agent and Collateral Agent.

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
101
The following financial information from Consensus Cloud Solutions, Inc.’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2026, formatted in XBRL (eXtensible Business Reporting Language): (i) Condensed Consolidated Balance Sheets as of September 30, 2026 and December 31, 2025, (ii) Condensed Consolidated Statements of Income for the three and nine months ended September 30, 2026 and 2025, (iii) Condensed Consolidated Statements of Comprehensive Income for the three and nine months ended September 30, 2026 and 2025, (iv) Condensed Consolidated Statements of Cash Flows for the nine months ended September 30, 2026 and 2025, (v) Condensed Consolidated Statements of Stockholders’ Equity (Deficit) for the three and nine months ended September 30, 2026 and 2025, and (vi) the Notes to Condensed Consolidated Financial Statements.

104*	Cover Page Interactive Data File (embedded within the Inline XBRL document)

* Filed herewith ** Furnished herewith

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Consensus Cloud Solutions, Inc.

Date:	November 5, 2026	By:	/s/ R. SCOTT TURICCHI
R. Scott Turicchi
Chief Executive Officer and Director
(Principal Executive Officer)

Date:	November 5, 2026	By:	/s/ ADAM VARON
Adam Varon
Chief Financial Officer
(Principal Financial Officer)

Date:	November 5, 2026	By:	/s/ KAREL KRULICH
Karel Krulich
Chief Accounting Officer
(Principal Accounting Officer)